Form 10-K
period 1994-01-01
SERVICE MERCHANDISE CO INC
filed 1994-03-31
CIK 89107

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
  X     Annual report pursuant to Section 13 or 15(d) of the Securities
- -----   Exchange Act of 1934 (Fee Required) for the fiscal year ended
        January 1, 1994 or
- -----   Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 (No Fee Required) for the transition period
        from             to              .
             ------------  --------------

Commission File No. 1-9223
                       SERVICE MERCHANDISE COMPANY, INC.
             (Exact name of registrant as specified in its charter)

                 TENNESSEE                                     62-0816060
         (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                      Identification No.)

P.O. Box 24600, Nashville, TN (mailing address)              37202-4600
7100 Service Merchandise Drive, Brentwood, TN                   37027
      (Address of principal executive offices)                (Zip Code)

Registrant's telephone number including area code:           (615) 660-6000

Securities registered pursuant to Section 12(b) of the Act:
                                                        Name of Exchange on
Title of Class                                           Which Registered
- --------------                                          -------------------

Common Stock ($.50 Par Value)                           New York Stock Exchange
Series A Junior Preferred Stock Purchase Rights         New York Stock Exchange
9% Senior Subordinated Debentures                       New York Stock Exchange
8 3/8% Senior Notes                                     New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:       None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or an amendment to this Form 10-K. X
          ------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              -----   -----
State the aggregate market value (based on the closing price as reported on the New York Stock Exchange) of the voting stock held by non-affiliates of the registrant as of February 25, 1994: $740,831,098. This calculation assumes that all shares of Common Stock beneficially held by officers and members of the Board of Directors of the Registrant are owned by "affiliates," a status which each of the officers and directors individually disclaims.


              Class                                                    Outstanding at February 25, 1994
              -----                                                    --------------------------------
Common Stock ($.50 Par Value)                                                     99,367,064
                                                                  Parts in Form 10-K Where Documents
Documents Incorporated by Reference                                    Are Incorporated by Reference
- -----------------------------------                                    -----------------------------
Portions of Registrant's Proxy Statement dated March 18, 1994                     Part III
Portions of Registrant's Annual Report to Shareholders for the
fiscal year ended January 1, 1994                                               Parts II and IV
                  This document contains 50 pages.  Exhibit index begins on page 12.

                  TABLE OF CONTENTS AND CROSS-REFERENCE SHEET

                                                                                                            Page
                                                                                                             No.
                                                                                                            ----
    PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3
    ------
       Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3-5
       Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5-7
       Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8
       Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . .       8
                   Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . . .       8

    PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9
    -------

       Item 5.  Market for Registrant's Common Stock and
                    Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9
       Item 6.  Selected Financial Data                              Page 12 of the Registrant's 1993 Annual Report to
                                                                     Shareholders for the year ended January 1, 1994 which
                                                                     is incorporated herein by reference.
       Item 7.  Management's Discussion and Analysis of              Pages 13 through 15 of the Registrant's 1993 Annual
                    Financial Condition and Results of               Report to Shareholders for the year ended January 1,
                    Operations                                       1994 which are incorporated herein by reference.
       Item 8.  Financial Statements and Supplementary               Pages 16 through 31 of the Registrant's 1993 Annual
                    Data                                             Report to Shareholders for the year ended January 1,
                                                                     1994 which are incorporated herein by reference.
       Item 9.  Changes in and Disagreements With
                    Independent Auditors on Accounting
                    and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10

    PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10
    --------

       Item 10. Directors and Executive Officers of the              Pages 2 through 4 of the Registrant's Proxy Statement
                     Registrant                                      dated March 18, 1994 which are incorporated herein by
                                                                     reference.
       Item 11. Executive Compensation                               Pages 7 through 14 of the Registrant's Proxy Statement
                                                                     dated March 18, 1994 which are incorporated herein by
                                                                     reference.
       Item 12. Security Ownership of Certain Beneficial             Pages 5 and 6 of the Registrant's Proxy Statement
                    Owners and Management                            dated March 18, 1994 which are incorporated herein by
                                                                     reference.
       Item 13. Certain Relationships and Related                    Pages 14 and 15 of the Registrant's Proxy Statement
                     Transactions                                    dated March 18, 1994 which is incorporated herein by
                                                                     reference.

    PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11
    -------

       Item 14. Exhibits, Financial Statement Schedules, and
                     Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11-16

    SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        17

INTRODUCTORY

Except where the context indicates otherwise, the "Company" is a term used to refer to the overall operations of Service Merchandise Company, Inc. and its past and present subsidiaries and the "Registrant" means Service Merchandise Company, Inc. as a separate corporate entity and does not refer to subsidiaries. The information included in this Form 10-K is, unless indicated to be given as of a specified date or for a specified period, given as of the date of this report, which is January 1, 1994.

                                     PART I
Item 1.    Business

Service Merchandise, with 391 catalog stores in 37 states, is one of the nation's largest retailers of jewelry, and offers a wide selection of brand-name hardgoods in its other product lines. The major categories of goods offered by the Company are fine jewelry (including diamonds), housewares, small appliances, giftware, silverware, cameras, luggage, radios, televisions and other home electronics, patio, lawn and garden accessories, sporting goods and toys.

Catalog and Store Operations

The Company's franchise is built around selling nationally advertised brand-name hardgoods and quality jewelry at low prices. The Company's customer typically pre-selects merchandise from the Company's annual catalog which is distributed in early fall each year. The catalog, which had 604 pages in 1993, is supplemented by a spring catalog of 164 pages, a Christmas catalog of 108 pages and a combination of direct mail flyers and newspaper inserts distributed approximately every other week of the year. The catalogs, flyers and newspaper inserts describe the majority of merchandise offered for sale by the Company and list the Company's selling price and a reference price. The reference price is either the selling price suggested by the manufacturer, or is determined by comparison shopping and/or the application of a standard markup to the cost of an item. The Company's fall, spring and Christmas catalogs are printed only once a year, with selling prices adjusted periodically through flyers and newspaper inserts to reflect changes in merchandise costs or to provide clearance pricing. The typical customer pre-selects merchandise from a catalog, flyer or newspaper insert, but the actual purchase usually takes place in a Company store, where the customer has physical access to the merchandise. Customers may also purchase goods through mail or telephone order, although this represents a small part of the Company's total sales. In the fourth quarter of 1993, the Company initiated a broadcast campaign featuring Bill Cosby. According to a 1993 customer opinion survey, the Company's typical customers are married with children, living in a two-earner household and looking for well-made, durable products they can purchase quickly.

The typical Service Merchandise store consists of approximately 50,000 square feet of total space and is situated on a stand-alone lot or as an anchor in a suburban mall or strip center. The Company's stores are divided into several departments, including jewelry, sight and sound, self-service and general showroom. Only the jewelry and sight and sound departments require personnel for customer assistance. In those departments, merchandise is displayed in showcases, and sales associates deliver it to the customer and accept payment. In the self-service department, customers select merchandise from a shelf and take it to a check-out counter to finalize the purchase. In the remainder of the store, only a sample of the merchandise is displayed and order forms are available at various locations. After the customer orders the merchandise by filling out a form, a store cashier is paid and the merchandise is delivered to a pick-up station. Management believes that this format reduces selling space requirements, handling and payroll costs, and provides greater control over customer-related inventory shrinkage. The general showroom format also permits presentation of a broad assortment of merchandise with limited inventory investment, since only one item is actually on display.

Most of the Company's stores display and maintain an inventory (in warehouse space contiguous to the sales area) of substantially all of the catalog items and a limited amount of merchandise not described in the published catalogs. Each store is equipped with a computer which coordinates the inventory tracking and point of sale functions.

Virtually every action in the store that involves payment, customer information or inventory is recorded and transmitted, on a daily basis, via satellite to the central database at the Company's home office. In addition, by use of the computer, customers are provided with alternate suggestion items, back-order information, on-line mail orders, a gift registry, special orders and layaway information. Most of the Company's stores are equipped with "Silent Sam," a user-friendly computer which allows customers to verify item availability, place their order and tender payment via credit card.

The Company's computerized daily inventory system tracks the status (on hand, on order, in transit), location and history of inventory in the retail network. This raw data feeds the Company's merchandise replenishment system which tracks inventory positions, sales data and sales forecasts and generates either suggested transfers from the distribution centers or suggested purchase order quantities. The inventory system also records all sales information to produce daily margin reports, complete with a historical comparison for each item.

The Company's information systems enhance the effectiveness of its catalog mailings and advertising campaigns by tracking customers' purchases and tailoring the Company's mailing lists to meet specific objectives. The Company maintains a database of customer household information with each purchase.
This database allows management to target customers based on specific criteria, including seasonal purchasing behavior and promotional references.

Seasonality and Competition

The Company's business is highly seasonal, with the Christmas season being the largest volume selling period of the year. In preparation for the Christmas season, the Company significantly increases its merchandise inventories, which are financed by internally generated funds and short-term borrowings.

The Company is engaged in a highly competitive business and competes with all nationally known retail merchandisers, including department stores, general merchandise, specialty and discount stores. Many of these competitors are larger and have greater financial resources than the Company. The Company believes its pricing policies on the brand-name hardgoods merchandise it offers are a significant factor in the operation of its business. The Company operates on high volume, low profit margin principles. Its profitability is dependent upon the large sales volume generated during the fourth quarter of its fiscal year.

Suppliers

The Company purchases merchandise from approximately 2,500 suppliers, most of which are manufacturers. In 1993, purchases from the largest vendor approximated 3.8% of total purchases; however, the Company believes it would experience no difficulty in obtaining comparable quality merchandise from alternate sources. Most merchandise is initially shipped to the Company's central distribution facilities which are used to store merchandise in advance of selling seasons to take advantage of favorable terms offered to the Company. Merchandise is transported to the stores from these central facilities by commercial contract carriers.

The Company's direct import program is responsible for sourcing and repackaging many promotional and seasonal items from abroad. Direct imports, which totaled approximately $236 million in fiscal 1993, allow the Company to reduce many traditional cost factors, thereby lowering the cost of merchandise sold in several product lines. In addition to its direct import program, the Company imports diamonds, gemstones and gold which are used by suppliers in the manufacture of jewelry items.

Employees

The number of persons employed by the Company fluctuates seasonally. During the fiscal year ended January 1, 1994, the number of employees varied from approximately 24,500 to approximately 43,200, including both permanent and temporary employees. As of January 1, 1994, the Company had 22,879 permanent employees, of whom 81% were hourly-paid personnel engaged in non-supervisory activities; the balance was administrative, executive, distribution center and store management personnel. None of the Company's employees are covered by a collective bargaining agreement. The Company has never experienced a work stoppage due to a labor disagreement and regards its employee relations as satisfactory.

Item 2.  Properties

The Company leases and owns retail store facilities, warehouses and office space. The Company has financed a number of its owned facilities out of internally generated funds. Most of these properties secure borrowings under the Credit Agreement. Some owned facilities have ground leases on a long-term basis, some are financed through industrial development financing under which the Company either has ownership or a right to obtain ownership and others are financed by real estate mortgages. The Company occupies office space in two locations in greater Nashville, Tennessee, both of which are owned by the Company.

The Company operated five major distribution centers as of January 1, 1994. These distribution centers are located in Florida, New York, Tennessee, Texas and Nevada and contain an aggregate of approximately 3,401,000 square feet, as set forth below:

            Center Location                 Sq. Feet            Owned/Leased                        Lease Term
            ---------------                 --------            ------------                        ----------
    Orlando, FL                             460,000                Leased                renewal options through 6/30/98

    Montgomery, NY                          800,000                Owned                          not applicable

    Nashville, TN
       (1)  Owned                           588,000                Owned                          not applicable
       (2)  Owned satellite                 268,000                Owned                          not applicable
       (3)  Leased satellite                391,000                Leased          primary through 4/30/96; no renewal options

    Dallas, TX                              594,000                Leased                renewal options through 1/31/96

    Henderson, NV                           300,000                Leased                renewal options through 12/31/95

The Company anticipates that it would be able to obtain suitable replacement facilities should it not be able to renew the above leases.

As of January 1, 1994, the Company operated 391 retail catalog stores (typically consisting of approximately 50,000 square feet), and 3 specialty retail stores, as follows:

                                                                                                 Number of Stores
                                                                                                 ----------------
 Owned land and building                                                                                 95

 Long-term ground lease with an owned building                                                           40

 Owned land with industrial development financing under which the Company had ownership or
 a right to obtain ownership of the building                                                              3

 Leased                                                                                                 274

 Stores which have been subleased                                                                       (18)
                                                                                                      ------

 Total                                                                                                  394
                                                                                                        ===

Most of the leases contain renewal or purchase options. See the Notes to Consolidated Financial Statements, which are incorporated herein by reference to the Registrant's 1993 Annual Report to Shareholders, for information concerning the Company's lease commitments.

For a listing of store locations, see page 7. The numbers in parentheses show the number of stores per state and where there is more than one store in any city, the number of stores in such city.

SERVICE MERCHANDISE CO., INC.
STORE LOCATIONS


ALABAMA  (8)                   GEORGIA (17)              MARYLAND (5)               NEW YORK (24)           TENNESSEE (18)
BIRMINGHAM (2)                 ATLANTA (13)              COLUMBIA                   ALBANY                  CHATTANOOGA (2)
HUNTSVILLE (2)                 AUGUSTA                   FORESTVILLE                BINGHAMTON              JACKSON
MOBILE                         COLUMBUS                  FREDERICK                  BUFFALO (2)             KINGSPORT
MONTGOMERY (2)                 MACON                     SALISBURY                  EAST MEADOW             KNOXVILLE (2)
TUSCALOOSA                     SAVANNAH                  WALDORF                    FISHKILL                MEMPHIS (5)
                                                                                    HARTSDALE               NASHVILLE (7)
ARIZONA  (4)                   ILLINOIS (25)             MASSACHUSETTS (10)         HUNTINGTON
GLENDALE                       CHAMPAIGN                 AUBURN                     LAKE GROVE              TEXAS (43)
MESA  (2)                      CHICAGO (24)              BOSTON (6)                 LAWRENCE                ABILENE
SCOTTSDALE                                               HOLYOKE                    MASSAPEQUA              AMARILLO
                               INDIANA (16)              LANESBORO/PITTSFIELD       MIDDLETOWN              AUSTIN (2)
ARKANSAS  (3)                  BLOOMINGTON               SWANSEA                    NANUET                  BEAUMONT
FORT SMITH                     CLARKSVILLE                                          PATCHOQUE               COLLEGE STATION
LITTLE ROCK (2)                EVANSVILLE                MICHIGAN (13)              PLATTSBURGH             CORPUS CHRISTI
                               FORT WAYNE (2)            ANN ARBOR                  POUGHKEEPSIE            DALLAS (7)
CALIFORNIA (21)                GRIFFITH                  DETROIT (8)                QUEENS                  DENTON
LOS ANGELES (10)               INDIANAPOLIS (5)          FLINT                      ROCHESTER (3)           EL PASO (2)
MONTEBELLO                     KOKOMO                    LANSING (2)                SARATOGA SPRINGS        FT. WORTH (3)
MURRIETA                       LAFAYETTE                 WATERFORD                  SYRACUSE (2)            HARLINGEN
SALINAS                        MERRILLVILLE                                         YORKTOWN HEIGHTS        HOUSTON (8)
SAN FRANCISCO/OAKLAND (6)      SOUTH BEND                MINNESOTA (1)                                      LAKE JACKSON
SAN JOSE (2)                   TERRE HAUTE               MINNEAPOLIS                NORTH CAROLINA (7)      LAREDO
                                                                                    CHARLOTTE (2)           LONGVIEW
COLORADO  (8)                  IOWA (1)                  MISSISSIPPI (6)            DURHAM                  LUBBOCK
COLORADO SPRINGS (2)           DES MOINES                GAUTIER                    FAYETTEVILLE            MCALLEN (2)
DENVER (5)                                               GULFPORT                   RALEIGH                 MIDLAND
PUEBLO                         KANSAS (4)                HATTIESBURG                GASTONIA                SAN ANGELO
                               HUTCHINSON                JACKSON (2)                GREENSBORO              SAN ANTONIO (3)
CONNECTICUT (7)                OVERLAND PARK             MERIDIAN                                           TEMPLE
DANBURY                        WICHITA (2)                                          OHIO (15)               TYLER
DERBY                                                    MISSOURI (7)               CINCINNATI (4)          WACO
ENFIELD                        KENTUCKY (7)              INDEPENDENCE               COLUMBUS (4)
HARTFORD (2)                   FLORENCE                  SPRINGFIELD                LIMA                    VERMONT (1)
ORANGE                         LEXINGTON                 ST. LOUIS (5)              MANSFIELD               BURLINGTON
WATERBURY                      LOUISVILLE (3)                                       SANDUSKY
                               OWENSBORO                 NEBRASKA (3)               SPRINGFIELD             VIRGINIA (9)
DELAWARE  (3)                  PADUCAH                   LINCOLN                    TOLEDO (2)              ALEXANDRIA
DOVER                                                    OMAHA (2)                  YOUNGSTOWN              CHANTILLY
WILMINGTON (2)                 LOUISIANA (14)                                                               CHESAPEAKE
                               ALEXANDRIA                NEVADA (3)                 OKLAHOMA (8)            DALE CITY
FLORIDA  (44)                  BATON ROUGE (2)           LAS VEGAS (2)              ENID                    FREDERICKSBURG
BOCA RATON                     HOUMA                     RENO                       NORMAN                  HAMPTON
BOYNTON BEACH                  LAFAYETTE (2)                                        OKLAHOMA CITY (3)       MANASSAS
CORAL SPRINGS                  LAKE CHARLES              NEW HAMPSHIRE (5)          TULSA (3)               RICHMOND (2)
DAVIE                          MONROE                    DOVER
DAYTONA BEACH                  NEW ORLEANS (3)           MANCHESTER                 PENNSYLVANIA (11)
FT. MYERS                      SHREVEPORT (2)            NASHUA                     ALLENTOWN
FT. PIERCE                     SLIDELL                   PLAISTOW                   HARRISBURG              KIDS CENTRAL USA (3)
GAINESVILLE                                              SALEM                      LANCASTER               DULUTH, GA
JACKSONVILLE (2)               MAINE (6)                                            PITTSBURGH (6)          FRANKLIN, TN
LAKELAND                       AUBURN                    NEW JERSEY (5)             READING                 MCALLEN, TX
LEESBURG                       AUGUSTA                   HAZLET                     SCRANTON
MELBOURNE                      BANGOR                    PARAMUS
MIAMI/FT. LAUDERDALE (9)       BRUNSWICK                 TURNERSVILLE               SOUTH CAROLINA (7)
OCALA                          PORTLAND                  WAYNE                      CHARLESTON (2)
ORLANDO (5)                    PRESQUE ISLE              WOODBRIDGE                 COLUMBIA (2)
PENSACOLA                                                                           GREENVILLE
PORT CHARLOTTE                                           NEW MEXICO (2)             GREENWOOD
SARASOTA                                                 ALBUQUERQUE                SUMTER
STUART                                                   LAS CRUCES
TALLAHASSEE (2)
TAMPA/CLEARWATER/
ST. PETERSBURG (9)
W. PALM BEACH

Item 3.  Legal Proceedings

Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

There were no reportable items during the Company's fourth quarter.

Executive Officers of the Registrant  (1)

The following is a list of executive officers, their ages, positions and business experience during the past five years as of the date hereof:

Name, Age and Position
- ----------------------
  Raymond Zimmerman, 61                             Chairman of the Board and Chief Executive Officer since October 1981;
  Chairman of the Board,                            President since July 1984 and from 1981 to October 1983.
  President and Chief Executive Officer

  Frank X. Bisceglia, 47                            Divisional Senior Vice President, Hardlines Merchandising since
  Divisional Senior Vice President, Hardlines       January 1985.
  Merchandising

  Glen A. Bodzy, 41                                 Secretary since July 1987; Vice President and General Counsel since
  Vice President, General Counsel and Secretary     May 1985.

  Sam Cusano, 40                                    Vice President and Chief Financial Officer since July 1993; Group
  Vice President and Chief Financial Officer        Vice President - Finance from December 1991.  Vice President and
                                                    Corporate Controller of Revco D.S. Inc., a drugstore chain based in
                                                    Cleveland, Ohio, from January 1990 to November 1991 and Controller,
                                                    Finance from January 1989 to January 1990.

  Michael E. Hogrefe, 33                            Treasurer since July 1993; Assistant Treasurer from March 1990.
  Treasurer                                         Assistant Treasurer/Director of Financial Management for Equitable
                                                    HCA Corporation of New York, New York, a financial services corporation, from March 1988 to March 1990.

  Charles Septer, 42                                Divisional Senior Vice President, Jewelry Merchandising since April
  Divisional Senior Vice President, Jewelry         1988; Group Vice President, Jewelry Merchandising from January 1985.
  Merchandising

  Ronald J. Williams, 45                            Divisional Senior Vice President, Store Operations since February
  Divisional Senior Vice President, Store           1987.
  Operations


___________________

(1)  All Executive Officers serve at the pleasure of the Board of Directors.

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters

The Company's Common Stock trades on the New York Stock Exchange (NYSE) under the symbol SME. The number of record holders of common shares at February 28, 1994 and 1993 was 5,800 and 5,637, respectively.

High and low closing sales prices as reported by the NYSE for fiscal 1993 and 1992 were as follows.

 1993                                                    High                Low
 ----                                                    ----                ---
 First Quarter                                           15 1/4              10 1/2
 Second Quarter                                          11 3/4              10
 Third Quarter                                           12 5/8              10 1/4
 Fourth Quarter                                          11 3/8              9 3/4

 1992                                                    High                Low
 ----                                                    ----                ----

 First Quarter                                           10 7/12             6 2/3
 Second Quarter                                          11 3/4              9 1/12
 Third Quarter                                           10 7/8              8 1/8
 Fourth Quarter                                          14 1/2              8 7/8

All per share data has been restated for the three for two stock split in 1992.

The Company's bank Credit Agreement includes certain restrictive covenants which, among other things, prohibit (with certain limited exceptions) further distributions and dividends by the Company. Certain of the Company's other debt agreements also limit the payment of dividends.


Item 6.  Selected Financial Data

Page 12 under the caption "Selected Financial Information" of the Registrant's 1993 Annual Report to Shareholders for the year ended January 1, 1994 is herein incorporated by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pages 13 through 15 of the Registrant's 1993 Annual Report to Shareholders for the year ended January 1, 1994 under the caption "Management's Discussion and Analysis" are herein incorporated by reference.

Item 8.  Financial Statements and Supplementary Data

As set forth in the Registrant's 1993 Annual Report to Shareholders for the year ended January 1, 1994, the following are incorporated herein by reference:

 Description                                                                                                     Page
 -----------                                                                                                     ----
 Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16

 Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        17

 Consolidated Statements of Changes in Shareholders' Equity . . . . . . . . . . . . . . . . . . . . . . . .       18

 Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       19

 Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20-30

 Quarterly Financial Information (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        30

 Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       31


Item 9. Changes in and Disagreements With Independent Auditors on Accounting and Financial Disclosure

No reportable items.



                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

Pages 2 through 4 under the caption "Election of Directors" of the Registrant's definitive proxy statement dated March 18, 1994 filed with the Commission pursuant to Rule 14a-6(b) are incorporated herein by reference.

Pursuant to General Instruction G(3), information concerning Executive Officers of the Registrant is included in Part I, Item 4, under the caption "Executive Officers of the Registrant" of this Form 10-K.


Item 11.  Executive Compensation

Reference is made to the information on pages 7 through 14 of the Registrant's definitive proxy statement dated March 18, 1994 filed with the Commission pursuant to Rule 14a-6(b) concerning executive compensation which is herein incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Reference is made to the information on pages 5 and 6 of the Registrant's definitive proxy statement dated March 18, 1994 filed with the Commission pursuant to Rule 14a-6(c) concerning the beneficial ownership of Registrant's common stock which is herein incorporated by reference.


Item 13.  Certain Relationships and Related Transactions

Reference is made to the information on pages 14 and 15 of the Registrant's definitive proxy statement dated March 18, 1994 filed with the Commission pursuant to Rule 14a-6(c) concerning certain relationships and related transactions which is herein incorporated by reference.



                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 (a)      1.       Financial Statements:

                   Reference is made to Part II, Item 8, captioned "Financial Statements and Supplementary Data" (and accompanying index) which have been incorporated by reference from the Registrant's 1993 Annual Report to Shareholders for the
                   year ended January 1, 1994.

 (a)      2.       Financial Statement Schedules:

 Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18

 Schedules
 ---------

    V.  Property, Plant and Equipment  . . . . . . . . . . . . . . . . . . . . . . . .       19-21

   VI.  Accumulated Depreciation, Depletion and Amortization of Property, Plant
           and Equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       22-24

 VIII.  Valuation and Qualifying Accounts and Reserves . . . . . . . . . . . . . . . .        25

   IX.  Short-Term Borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        26

    X.  Supplementary Income Statement Information . . . . . . . . . . . . . . . . . .        27

          All other schedules are not applicable and have been omitted.

(a)  3.  Exhibits and Index to Exhibits

         Exhibits filed with this Form 10-K:

   Exhibit No. Under                                                                                          Exhibit No. in
      Item 601 of                                                                                             Document Where
     Regulation S-K                                 Brief Description                                        Originally Filed
     --------------                                 -----------------                                         ----------------
           11                   Statement re Computation of Earnings Per Common Share for
                                fiscal years ended January 1, 1994, January 2, 1993 and
                                December 28, 1991.

           13                   Portions of Service Merchandise Company, Inc. 1993 Annual
                                Report to Shareholders for the fiscal year ended
                                January 1, 1994.

           21                   Subsidiaries of the Registrant.

           23                   Independent Auditors' consent relative to report on
                                consolidated financial statements of Service Merchandise
                                Company, Inc. for the fiscal year ended January 1, 1994.

         Exhibits incorporated herein by reference:

Exhibit No. Under                                                                           Exhibit No. in
   Item 601 of                                                                              Document Where
 Regulation S-K                                 Brief Description                          Originally Filed
 --------------                                 -----------------                          ----------------
       3.1                  Registrant's Charter - State of Tennessee, as restated               3.1
                            May 1, 1989, as further amended on November 7, 1990 and
                            April 15, 1992 which is incorporated herein by reference
                            from the Registrant's Form S-8 filed on September 8, 1993
                            (Registration No. 33-50185).

       3.2                  Registrant's By-Laws, as amended and restated as of April             3.2
                            19, 1989, which are incorporated herein by reference from
                            Registrant's Form 10-Q filed for the first quarter ended
                            March 31, 1989.

       4.1                  Shareholders Rights Agreement which is incorporated                  4(c)
                            herein by reference from Registrant's Form 8-K dated
                            February 8, 1988.

       4.2                  Amendment No. 1 to Shareholder Rights Agreement which is             4(c)
                            incorporated herein by reference from Registrant's
                            Current Report on Form 8-K dated May 5, 1989.

      Exhibit No. Under                                                                           Exhibit No. in
         Item 601 of                                                                              Document Where
       Regulation S-K                                  Brief Description                         Originally Filed
       --------------                                  -----------------                         ----------------
             4.3                  Note Purchase Agreement dated as of June 28, 1990                    4.2a
                                  concerning the refinancing of $90 million of the Real
                                  Estate Bridge Loan under the Credit Agreement dated as of
                                  July 24, 1989 among the Registrant, Various Banks and
                                  Chemical Bank as Agent, which is incorporated herein by
                                  reference from the Registrant's Form 10-Q filed for the
                                  second quarter ended June 30, 1990.

             4.4                  Trust Indenture dated as of June 28, 1990 concerning the             4.2b
                                  refinancing of $90 million of the Real Estate Bridge Loan
                                  under the Credit Agreement dated as of July 24, 1989
                                  among the Registrant, Various Banks and Chemical Bank as
                                  Agent, which is incorporated herein by reference from the
                                  Registrant's Form 10-Q filed for the second quarter ended
                                  June 30, 1990.

             4.5                  Amended and Restated Credit Agreement dated as of May 20,             4.1
                                  1992 among the Registrant, certain of its Subsidiaries,
                                  Various Banks and Chemical Bank as Agent, which is
                                  incorporated by reference from the Registrant's Form 10-Q
                                  filed for the second quarter ended June 30, 1992.

             4.6                  Indenture, dated as of February 15, 1993, between the                 4.1
                                  Registrant and First American National Bank, as Trustee,
                                  regarding the Registrant's $300,000,000 of 9% Senior
                                  Subordinated Debentures due 2004, which is incorporated
                                  herein by reference from Form 8-K dated February 17,
                                  1993.

             4.7                  First Supplemental Indenture, dated as of February 15,                4.2
                                  1993, between the Registrant and First American National
                                  Bank, as trustee, regarding the Registrant's $300,000,000
                                  of 9% Senior Subordinated Debentures due 2004, which is
                                  incorporated herein by reference from Form 8-K dated
                                  February 17, 1993.

             4.8                  Form of Debenture, regarding the Registrant's                         4.3
                                  $300,000,000 of 9% Senior Subordinated Debentures due
                                  2004, which is incorporated herein by reference from Form
                                  8-K dated February 17, 1993.

         Exhibit No. Under                                                                           Exhibit No. in
            Item 601 of                                                                              Document Where
          Regulation S-K                                  Brief Description                         Originally Filed
          --------------                                  -----------------                         ----------------
                4.9                  First Amendment dated as of November 17, 1992 to Amended             4.1
                                     and Restated Credit Agreement dated as of May 20, 1992,
                                     among the Registrant, certain of its Subsidiaries,
                                     Various Banks and Chemical Bank as Agent, which is
                                     incorporated herein by reference from the Registrant's
                                     Form 10-K for the fiscal year ended January 2, 1993.

               4.10                  Second Amendment dated as of January 28, 1993 to Amended             4.2
                                     and Restated Credit Agreement dated as of May 20, 1992,
                                     among the Registrant, certain of its Subsidiaries,
                                     Various Banks and Chemical Bank as Agent, which is
                                     incorporated herein by reference from the Registrant's
                                     Form 10-K for the fiscal year ended January 2, 1993.

               4.11                  Third Amendment dated as of April 12, 1993 to Amended and             4.1
                                     Restated Credit Agreement dated as of May 20, 1992, among
                                     Service Merchandise Company, Inc., certain of its
                                     Subsidiaries, Various Banks and Chemical Bank as Agent,
                                     which is incorporated herein by reference from the
                                     Registrant's Form 10-Q filed for the first quarter ended
                                     March 31, 1993.

               4.12                  Fourth Amendment dated as of September 21, 1993 to the                4.1
                                     Amended and Restated Credit Agreement dated as of May 20,
                                     1992, among Service Merchandise Company, Inc., certain of
                                     its Subsidiaries, Various Banks and Chemical Bank as
                                     Agent, which is incorporated herein by reference from the
                                     Registrant's Form 10-Q filed for the third quarter ended
                                     September 30, 1993.

               4.13                  Indenture, dated as of October 15, 1993, between the                  4.1
                                     Registrant and The First National Bank of Boston, as
                                     trustee, regarding the Registrant's $100,000,000 in
                                     principal amount of 8 3/8% Senior Notes due 2001, which
                                     is incorporated herein by reference from the Registrant's
                                     Form 8-K dated October 26, 1993.

               4.14                  First Supplemental Indenture, dated as of October 15,                 4.2
                                     1993, between the Registrant and The First National Bank
                                     of Boston, as trustee, regarding the Registrant's
                                     $100,000,000 in principal amount of 8 3/8% Senior Notes
                                     due 2001, which is incorporated herein by reference from
                                     the Registrant's Form 8-K dated October 26, 1993.

                     Exhibit No. Under                                                                           Exhibit No. in
                        Item 601 of                                                                              Document Where
                      Regulation S-K                                  Brief Description                         Originally Filed
                      --------------                                  -----------------                         ----------------
                           4.15                   Form of Notes, regarding the Registrant's $100,000,000 of            4.3
                                                  8 3/8% Senior Notes due 2001, which is incorporated
                                                  herein by references from the Registrant's Form 8-K dated
                                                  October 26, 1993.

         Executive Compensation Plans and Arrangements:

                           10.1                   Employment agreement dated November 28, 1988 regarding               10.1
                                                  Raymond Zimmerman, Chairman of the Board, President and
                                                  Chief Executive Officer and Director, which is
                                                  incorporated herein by reference from the Registrant's
                                                  Form 10-K for the fiscal year ended December 31, 1988.

                           10.2                   Employment agreement dated November 28, 1988 regarding              10.5
                                                  Glen Bodzy, Vice President, General Counsel and
                                                  Secretary, which is incorporated herein by reference from
                                                  the Registrant's Form 10-K for the fiscal year ended
                                                  December 31, 1988.

                           10.3                   Employment agreement dated November 28, 1988 regarding              10.4
                                                  Frank Bisceglia, Divisional Senior Vice President, which
                                                  is incorporated herein by reference from the Registrant's
                                                  Form 10-K for the fiscal year ended December 31, 1988.

                           10.4                   Employment agreement dated November 28, 1988 regarding              10.6
                                                  Charles Septer, Divisional Senior Vice President, which
                                                  is incorporated herein by reference from the Registrant's
                                                  Form 10-K for the fiscal year ended December 31, 1988.

                           10.5                   Employment agreement dated November 28, 1988 regarding              10.7
                                                  Ronald Williams, Divisional Senior Vice President, which
                                                  is incorporated herein by reference from the Registrant's
                                                  Form 10-K for the fiscal year ended December 31, 1988.

                           10.6                   1989 Employee Stock Incentive Plan which is incorporated          Exhibit B
                                                  herein by reference from the Registrant's Proxy Statement
                                                  dated April 19, 1989.

      Exhibit No. Under                                                                             Exhibit No. in
         Item 601 of                                                                                Document Where
       Regulation S-K                                  Brief Description                           Originally Filed
       --------------                                  -----------------                           ----------------
            10.7                  Incentive Stock Option Plan which is incorporated herein by         Appendix II
                                  reference to the Registrant's Registration Statement on
                                  Form S-8, Commission File No. 33-7079.

            10.8                  Amendment No. 1 to Incentive Stock Option Plan which is              Exhibit C
                                  incorporated herein by reference from the Registrant's
                                  Proxy Statement dated April 19, 1989.

            10.9                  1983 Non-Qualified Stock Option Plan which is incorporated          Appendix I
                                  herein by reference from the Registrant's Registration
                                  Statement on Form S-8, Commission File No. 33-7079.

            10.10                 Form of Indemnification Agreement between the Registrant             Exhibit A
                                  and each of Messrs. Zimmerman, Crane, Poole, Holt, Moore,
                                  Roitenberg, Bodzy and Braud which is incorporated herein by reference from the Registrant's Proxy Statement dated April
                                  19, 1989.

            10.11                 Amendment No. 1 to 1983 Non-Qualified Stock Option Plan,               10.12
                                  which is incorporated herein by reference from the
                                  Registrant's Form 10-K for the fiscal year ended December
                                  30, 1989.

            10.12                 Directors' Deferred Compensation Plan, which is                        10.1
                                  incorporated herein by reference from the Registrant's Form
                                  10-K for the fiscal year ended December 29, 1990.

            10.13                 Stock Option Pledge Agreement between Service Merchandise              10.2
                                  Company, Inc. and the Service Merchandise Foundation dated
                                  October 15, 1990, which is incorporated herein by reference from the Registrant's Form 10-K for the fiscal year ended
                                  December 29, 1990.

            10.14                 Directors' Equity Plan which is incorporated herein by              Exhibit B
                                  reference from the Registrant's Proxy Statement dated March
                                  16, 1992.

 (b)   Reports on Form 8-K

       As reported on Form 8-K dated October 26, 1993, the Registrant indicated it issued $100,000,000 in principal amount of 8 3/8% Senior Notes due 2001. Initially, the net proceeds were used for general corporate purposes, including the Registrant's opening of new stores and other capital expenditures, and will be used to prepay approximately $27.2 million of certain high coupon mortgage indebtedness during the first half of 1994.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SERVICE MERCHANDISE COMPANY, INC.




                               By: /s/  S. Cusano
                                   -----------------------
                                   S. Cusano
                                   Vice President and
                                   Chief Financial Officer

March 18, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/  Raymond Zimmerman
- ----------------------
Raymond Zimmerman
President, Chairman of the Board
and Director
(Principal Executive Officer)
March 18, 1994




/s/  Richard P. Crane, Jr.       /s/  Charles V. Moore       /s/  James E. Poole     /s/  R. Maynard Holt
- --------------------------       ---------------------       -------------------     --------------------
Richard P. Crane, Jr.            Charles V. Moore            James E. Poole          R. Maynard Holt
Director                         Director                    Director                Director
March 18, 1994                   March 18, 1994              March 18, 1994          March 18, 1994




/s/  Harold Roitenberg           /s/  S. Cusano
- ----------------------           --------------
Harold Roitenberg                S. Cusano, Vice President and Chief Financial Officer
Director                         (Principal Financial Officer)
March 18, 1994                   (Principal Accounting Officer)
                                 March 18, 1994

                         (DELOITTE & TOUCHE LETTERHEAD)





INDEPENDENT AUDITORS' REPORT




Board of Directors and Shareholders
Service Merchandise Company, Inc.
Nashville, Tennessee

We have audited the consolidated financial statements of Service Merchandise Company, Inc. and subsidiaries as of January 1, 1994 and January 2, 1993, and for each of the three years in the period ended January 1, 1994, and our report thereon appears on Page 48. Our audits also included the consolidated financial statement schedules of Service Merchandise Company, Inc., listed in
Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE


/s/  Deloitte & Touche

Nashville, Tennessee
January 26, 1994

                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                (IN THOUSANDS)



- ----------------------------------------------------------------------------------------------------------------------
    COL. A                            COL. B           COL. C             COL. D               COL. E         COL. F
- ----------------------------------------------------------------------------------------------------------------------
                                    Balance at                                               Other Changes    Balance
                                    Beginning        Additions                              Add (Deduct)-    at End of
   CLASSIFICATION                   of Period         at Cost          Retirements(B)         Describe(C)      Period
- ----------------------------------------------------------------------------------------------------------------------
Year ended January 1, 1994

 Capitalized leases:  (A)
  Real estate                        $117,847                 -          ($1,378)                  -          $116,469
  Furniture, fixtures
   and equipment                       22,277             1,052          (11,425)                  -            11,904
                                  -----------          --------        ---------            --------        ----------
                                      140,124             1,052          (12,803)                  -           128,373
                                  -----------          --------        ---------            --------        ----------
 Owned assets:  (A)
  Land                                 91,594            22,792                -               ($111)          114,275
  Buildings                           360,644            20,129           (2,014)             29,278           408,037
  Furniture, fixtures
   and equipment                      296,699            28,455           (8,964)              9,212           325,402
  Leasehold improvements              107,911             6,049           (3,764)              2,695           112,891
  Construction in progress              6,418            37,956              (39)            (41,439)            2,896
  Other                                20,712               629             (434)                  -            20,907
                                  -----------          --------        ---------            --------        ----------
                                      883,978           116,010          (15,215)               (365)          984,408
                                  -----------          --------        ---------            --------        ----------
                                   $1,024,102          $117,062         ($28,018)              ($365)       $1,112,781
                                  ===========          ========        =========            ========        ==========


NOTES:

(A)  See Notes to Consolidated Financial Statements in Item 8 of this
     Form 10-K for more information concerning methods of amortization and depreciation.

(B)  Represents primarily dispositions and trade-ins.

(C)  Represents primarily transfers between classifications.

                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                (IN THOUSANDS)



- -------------------------------------------------------------------------------------------------------------------
     COL. A                         COL. B          COL. C             COL. D            COL. E            COL. F
- -------------------------------------------------------------------------------------------------------------------

                                   Balance at                                      Other Changes         Balance
                                   Beginning       Additions                       Add (Deduct)-        at End of
    CLASSIFICATION                 of Period        at Cost       Retirements(B)   Describe (C)          Period
- -------------------------------------------------------------------------------------------------------------------
Year ended January 2, 1993

 Capitalized leases:  (A)
  Real estate                      $126,433              -           ($8,586)               -            $117,847
  Furniture, fixtures
   and equipment                     17,293          4,984                 -                -              22,277
                                  ---------        -------          --------        ---------         ------------
                                    143,726          4,984            (8,586)               -             140,124
                                  ---------        -------          --------        ---------         ------------
 Owned assets:  (A)
  Land                               81,820          9,228              (875)          $1,421              91,594
  Buildings                         350,697          4,892            (3,645)           8,700             360,644
  Furniture, fixtures
   and equipment                    279,767         15,759            (4,255)           5,428             296,699
  Leasehold improvements            103,626          4,637            (2,056)           1,704             107,911
  Construction in progress            5,163         18,875                 -          (17,620)              6,418
  Other                              13,222         11,355            (3,865)               -              20,712
                                  ---------        -------          --------        ---------         ------------
                                    834,295         64,746           (14,696)            (367)            883,978
                                  ---------        -------          --------        ---------         ------------
                                   $978,021        $69,730          ($23,282)           ($367)         $1,024,102
                                  =========        =======          ========        =========         ============

NOTES:

(A)  See Notes to Consolidated Financial Statements in Item 8 of this
     Form 10-K for more information concerning methods of amortization and depreciation.

(B)  Represents primarily dispositions and trade-ins.

(C)  Represents primarily transfers between classifications.