Form 10-Q
period 1994-04-03
SERVICE MERCHANDISE CO INC
filed 1994-05-13
CIK 89107

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

       [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 1994

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to__________

Commission File No. 1-9223

                      SERVICE MERCHANDISE COMPANY, INC.
            (Exact name of registrant as specified in its charter)

        TENNESSEE                                        62-0816060
(State or other Jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

                        P. O. Box 24600, Nashville, TN
                                  37202-4600
                               (Mailing Address)
                 7100 Service Merchandise Drive, Brentwood, TN
                                     37027
                   (Address of principal executive offices)
                                  (Zip code)

                                (615) 660-6000
              (Registrant's telephone number including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X        No
    -----        -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.

             As of April 30, 1994, there were 99,368,265 shares of Service Merchandise Company, Inc. common stock outstanding.

                                        SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES




                                                          TABLE OF CONTENTS

                                                                                                          Page No.
              PART 1 - FINANCIAL INFORMATION
                    Consolidated Statements of Operations (Unaudited) - Three Periods Ended April 3,
                    1994 and March 31, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3

                    Consolidated Balance Sheets - April 3, 1994 (Unaudited), March 31, 1993
                    (Unaudited) and January 1, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . .        4

                    Consolidated Statements of Cash Flows (Unaudited) - Three Periods Ended April 3,
                    1994 and March 31, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5

                    Notes to Consolidated Financial Statements (Unaudited)  . . . . . . . . . . . . . .        6

                    Management's Discussion and Analysis of Financial Condition and Results of
                    Operations (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7-10


              PART II - OTHER INFORMATION

                    Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11

                    Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11

              SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12


               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
               Consolidated Statements of Operations (Unaudited)
                     (In thousands, except per share data)



                                                                              Three Periods Ended
                                                                         ------------------------------
                                                                           April 3,          March 31,
                                                                         ------------------------------
                                                                             1994             1993
                                                                         -----------       -----------

Net sales                                                                  $724,209           $672,863

Costs and expenses:
 Cost of merchandise sold and buying and occupancy expenses                 557,611            518,391
                                                                         ----------        -----------
 Gross margin after cost of merchandise sold and buying and
  occupancy expenses                                                        166,598            154,472

 Selling, general and administrative expenses                               155,213            139,174
 Depreciation and amortization                                               15,862             15,226
                                                                         ----------        -----------
Earnings (loss) before interest and taxes                                    (4,477)                72

 Interest expense-debt                                                       14,247             15,004
 Interest expense-capitalized leases                                          2,644              2,867
                                                                         ----------        -----------
Loss before income tax benefit                                              (21,368)           (17,799)
Income tax benefit                                                           (8,547)            (6,942)
                                                                         ----------        -----------
Loss before extraordinary loss and cumulative effect of
 change in accounting principle                                             (12,821)           (10,857)
Extraordinary loss from early extinguishment of debt, net
 of tax benefit of $843 and $4,858, respectively                             (1,265)            (7,598)

Cumulative effect of change in accounting principle                               -              7,742
                                                                         ----------        -----------
Net loss                                                                  ($ 14,086)         ($ 10,713)
                                                                         ==========        ===========
Weighted average common shares and common
 share equivalents outstanding                                              101,688            102,143
                                                                         ==========        ===========
Per common share:
Loss before extraordinary loss and cumulative effect of
 change in accounting principle                                           ($   0.13)         ($   0.11)
Extraordinary loss from early extinguishment of debt, net
 of tax benefit                                                               (0.01)             (0.07)
Cumulative effect of change in accounting principle                               -               0.08
                                                                         ----------        -----------
Net loss per common share                                                 ($   0.14)         ($   0.10)
                                                                         ==========        ===========

See Notes to Consolidated Financial Statements.

              SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                     (In thousands, except per share data)

                                                                              (Unaudited)
                                                                       ----------------------------
                                                                          April 3,       March 31,      January 1,
                                                                            1994            1993         1994 (1)
                                                                       --------------  ------------    ------------
ASSETS

Current Assets:
 Cash and cash equivalents                                             $   23,988      $   15,203      $  325,092
 Accounts receivable, net of allowance of
  $3,180, $3,090 and $2,894, respectively                                  41,986          40,760          53,014
Refundable income taxes                                                         -             244               -
Inventories                                                             1,095,461       1,052,587         939,259
Prepaid expenses                                                           36,764          34,260          29,898
                                                                       ----------      ----------      ----------
 TOTAL CURRENT ASSETS                                                   1,198,199       1,143,054       1,347,263

Property and equipment:
 Owned assets, net of accumulated depreciation of
  $420,345, $379,334 and $408,696, respectively                           572,957         511,400         575,712
Capitalized leases, net of accumulated amortization of
  $70,332, $73,049 and $68,245, respectively                               58,076          66,640          60,128
Deferred income taxes                                                           -             823               -
Other assets and deferred charges                                          27,033          29,979          28,472
                                                                       ----------      ----------      ----------
 TOTAL ASSETS                                                          $1,856,265      $1,751,896      $2,011,575
                                                                       ==========      ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Notes payable to banks                                                $   75,000      $  179,000               -
 Accounts payable                                                         563,197         493,302      $  630,723
 Accrued expenses                                                         143,734         126,774         188,050
 State and local sales tax                                                 28,605          24,860          59,035
 Income taxes                                                               3,414               -          54,914
 Current maturities of long-term debt                                      75,433          40,998          91,751
 Current maturities of capitalized leases                                   8,065           9,546           8,075
                                                                       ----------      ----------      ----------
  TOTAL CURRENT LIABILITIES                                               897,448         874,480       1,032,548

Long-term debt                                                            612,132         604,852         616,752
Capitalized lease obligations                                              79,941          87,912          81,769
Deferred income taxes                                                         968               -             968
                                                                       ----------      ----------      ----------
 TOTAL LIABILITIES                                                      1,590,489       1,567,244       1,732,037
                                                                       ----------      ----------      ----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Preferred stock, $1 par value, cumulative, authorized 4,600 shares, undesignated as to rate and other rights, none issued
 Series A Junior Preferred Stock, $1 par value, authorized
  400 shares, none issued
 Common stock, $.50 par value, authorized 500,000 shares, issued
  and outstanding 99,388, 98,210 and 99,368 shares, respectively           49,694          49,605          49,684
 Additional paid-in capital                                                 4,058           3,539           4,055
 Deferred compensation                                                       (876)         (2,182)         (1,187)
 Retained earnings                                                        212,900         133,690         226,986
                                                                       ----------      ----------      ----------
  TOTAL SHAREHOLDERS' EQUITY                                              265,776         184,652         279,538
                                                                       ----------      ----------      ----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $1,856,265      $1,751,896      $2,011,575
                                                                       ==========      ==========      ==========

(1)  Derived from fiscal year ended January 1, 1994 audited financial statements.

See Notes to Consolidated Financial Statements.

              SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)
                                (In thousands)


                                                                       Three Periods Ended
                                                                   ---------------------------
                                                                      April 3,     March 31,
                                                                   ---------------------------
                                                                      1994             1993
                                                                   -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                            ($ 14,086)      ($ 10,713)

 Adjustments to reconcile net loss to net
  cash used by operating activities:
   Depreciation and amortization                                        17,905          17,055
   Deferred taxes on income                                                  -         (10,042)
   Loss on disposal of property and equipment                              157              91
   Write-off debt issuance cost                                             90           5,094
   Changes in assets and liabilities:
    Accounts receivable, net                                            11,028          12,551
    Refundable income taxes                                                  -            (244)
    Inventories                                                       (156,202)       (194,947)
    Prepaid expenses                                                    (6,866)        (13,806)
    Accounts payable                                                   (67,526)         (3,644)
    Accrued expenses and state and local sales tax                     (74,746)        (55,025)
    Income taxes                                                       (51,500)        (52,560)
                                                                  ------------    ------------
   NET CASH USED BY OPERATING ACTIVITIES                              (341,746)       (306,190)
                                                                  ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment - owned                           (11,322)         (9,516)
 Proceeds from the disposal of property and equipment                       62              17
 Other, net                                                               (444)         (1,564)
                                                                  ------------    ------------
   NET CASH USED BY INVESTING ACTIVITIES                               (11,704)        (11,063)
                                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Debt issuance costs                                                         -          (6,587)
 Proceeds from short-term borrowings                                    75,000         179,000
 Proceeds from long-term debt                                                -         300,000
 Repayment of long-term debt                                           (20,951)       (304,241)
 Repayment of capitalized lease obligations                             (1,872)         (1,996)
 Exercise of stock options                                                 169             963
                                                                  ------------    ------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                            52,346         167,139
                                                                  ------------    ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                             (301,104)       (150,114)

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD                          325,092         165,317
                                                                  ------------    ------------
CASH AND CASH EQUIVALENTS-END OF PERIOD                              $  23,988        $ 15,203
                                                                  ============    ============

See Notes to Consolidated Financial Statements.

              SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

A. The consolidated financial statements, except for the consolidated balance sheet as of January 1, 1994, have been prepared by the Company without audit.

       In management's opinion, the information and amounts furnished in this report reflect all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of the financial position and results of operations for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current year's presentation. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994.

       The Company has historically incurred a net loss in the first three periods of the year due to the seasonality of its business. The results of operations for the first quarter ended April 3, 1994 and March 31, 1993 are not necessarily indicative of the operating results for the entire fiscal year.

B. Effective January 2, 1994, the Company began reporting interim results as 13-week periods instead of three calendar months. Accordingly, the first quarter of fiscal 1994 ended April 3, 1994 and contained 91 selling days versus the first quarter of fiscal 1993 which ended March 31, 1993 and contained 88 selling days. The change had no significant impact on the comparability of the results of operations for the first quarter of fiscal 1994 and the first quarter of fiscal 1993.

C. The net loss per common share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding.

D. Cash payments for interest for the three periods ended April 3, 1994 and March 31, 1993 were $11.4 million and $17.3 million, respectively. Cash payments for income taxes for the three periods ended April 3, 1994 and March 31, 1993 were $42.1 million and $42.5 million, respectively. The Company considers all highly liquid investments purchased as part of its daily cash management activities to be cash equivalents. Such investments are generally made for periods covering 1 to 30 days.

E. During the first quarter of fiscal 1994, the Company incurred an extraordinary loss of $1.3 million, or $.01 per share, related to the early extinguishment of $17 million of high-coupon mortgages with interest rates ranging between 10% and 12.5%.

              SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (UNAUDITED)

For comparative purposes, interim balance sheets are more meaningful when compared to the balance sheets at the same point in time of the prior year. Comparisons to balance sheets of the most recent fiscal year end may not be meaningful due to the seasonal nature of the Company's business.

RESULTS OF OPERATIONS

The nature of the Company's business is highly seasonal. Historically, sales in the fourth quarter have been substantially higher than sales achieved in each of the first three quarters of the fiscal year. Thus expenses and, to a greater extent, operating income vary greatly by quarter. Caution, therefore, is advised when appraising results for a period shorter than a full year, or when comparing any period other than to the same period of the previous year.

FIRST QUARTER ENDED APRIL 3, 1994 VS. FIRST QUARTER ENDED MARCH 31, 1993

NET SALES

Net sales for the first quarter of 1994 were $724.2 million compared to $672.9 million for the first quarter of 1993, an increase of $51.3 million or 7.6%. The Company opened a net of 18 new catalog stores since March 31, 1993. Effective January 2, 1994, the Company began reporting interim results as 13-week periods instead of three calendar months. Accordingly, the first quarter of fiscal 1994 ended April 3, 1994 and contained 91 selling days versus the first quarter of fiscal 1993 which ended March 31, 1993 and contained 88 selling days. Comparable store sales, adjusted to reflect a comparable number of selling days, decreased 1.1%. Factors affecting comparable store sales included the adverse weather conditions during the quarter and the very competitive retail environment associated with consumer electronics. Year-to-year comparisons for the quarter were also affected by increased sales realized in 1993 by the Company's stores in southern Florida from the unusually strong demand following Hurricane Andrew.

GROSS MARGIN

Gross margin for the first quarter, after taking into account buying and occupancy expense, was $166.6 million as compared to $154.5 million for the year-earlier quarter. Although total gross margin rate remained unchanged at 23.0% of net sales, gross margin rate in jewelry declined slightly while gross margin rate in hardlines showed some improvement. These changes primarily reflect shifts in sales mix between product categories within jewelry and hardlines.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited) (continued)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $155.2 million, or 21.4% of net sales, for the first quarter of 1994 versus $139.2 million, or 20.7% of net sales, for the same quarter last year. The rise in selling, general and administrative expenses as a percentage of net sales was influenced significantly by the lower comparable store sales for the quarter. Approximately $3.7 million of the higher expenses related to having three more selling days in the first quarter of 1994. Employment and advertising costs also increased for the quarter. The higher employment costs were primarily associated with the net 18 new catalog stores opened since the first quarter of last year. The higher advertising costs were principally due to increases in circulation and page quantities. Publication quantities through mid-quarter had been increased over the prior year in anticipation of additional demand arising from 1993's fourth quarter broadcast advertising campaign, which was not ultimately realized. During the second half of the quarter, publication quantities were adjusted to more historical levels.

INTEREST EXPENSE

Interest expense decreased $1.0 million, or 5.5%, as compared to the first quarter of 1993. The lower interest expense is attributable to the refinancing of $300 million of senior subordinated debt at a lower rate and renegotiation of lower interest rates on the Company's Revolving Credit Facility and Term Loan Agreement during the first half of fiscal 1993, as well as lower levels of revolving credit borrowings during the first quarter of 1994. The incremental interest expense associated with the $100 million senior notes issued in October 1993 partially offset these interest savings.

TAXES ON INCOME

The Company recognized an income tax benefit of $8.5 million and $6.9 million for the first quarter ended April 3, 1994 and March 31, 1993, respectively. The Company historically incurs a net loss in the first three periods of the year, but has net income on an annual basis. The effective tax rate for the quarters ended April 3, 1994 and March 31, 1993 was 40% and 39%, respectively. For the fiscal year ended January 1, 1994 the effective income tax rate was 40%.

The Company adopted SFAS 109, "Accounting for Income Taxes," effective the first day of fiscal 1993. The adoption of SFAS 109 changed the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach. The asset and liability approach requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited) (continued)

The adjustment to the January 3, 1993 consolidated balance sheet to adopt SFAS 109 was a benefit of $7.7 million. This benefit is reflected in net income for the first quarter of 1993 as the cumulative effect of change in accounting principle. The adjustment primarily represents the impact of adjusting deferred taxes to reflect the 34% federal income tax rate at the time of the change as opposed to the higher income tax rates in effect when the temporary differences originated. There was no material impact to the deferred tax liability resulting from the statutory federal income tax rate increase enacted by the Omnibus Budget Reconciliation Act of 1993.

EXTRAORDINARY ITEMS

In the first quarter of fiscal 1994, the Company incurred an extraordinary loss of $1.3 million, or $.01 per share, related to the early extinguishment of $17 million of high-coupon mortgages with interest rates ranging between 10% and 12.5%.

On February 17, 1993, the Company issued $300 million of 9% Senior Subordinated Debentures (the "Debentures"), due in equal installments in 2003 and 2004. Net proceeds of $294 million, together with cash on hand, were used to redeem the existing $300 million of 11 3/4% Senior Subordinated Notes due 1996 at a premium of 101.68% plus accrued interest. The Company recorded an extraordinary loss of $7.5 million, net of tax benefit of $5.0 million, in connection with the early extinguishment of this debt.

LIQUIDITY AND CAPITAL RESOURCES

Working capital totaled $300.8 million at the end of the first quarter of 1994, an increase of 12.0% from working capital at March 31, 1993 of $268.6 million. The current ratio at both April 3, 1994 and March 31, 1993 was 1.3.

Working capital requirements fluctuate significantly during the year due to the seasonal nature of the retail catalog store business. These requirements are financed through a combination of internally generated cash flow from operating activities and short-term seasonal borrowings. At April 3, 1994, short-term borrowings totaled $75 million ($400 million available for borrowing) compared to $179 million ($296 million available for borrowing) at March 31, 1993, a decrease of $104 million, due primarily to the effect of the issuance of $100 million senior notes in October 1993.

Total long-term debt, including current maturities and capitalized leases, increased to $775.6 million at April 3, 1994 from $743.3 million at March 31, 1993. The increase in total long-term debt was the result of the issuance of the $100 million senior notes in October 1993 which was partially offset by the early extinguishment of high-coupon mortgages in the first quarter of 1994 totaling $17 million with interest rates ranging from 10% to 12.5% and by scheduled payments of approximately $50 million on capitalized leases, mortgages, IRB's and the Term Loan. The Company plans to prepay an additional mortgage with a principal balance of $10.1 million during the second quarter of fiscal 1994. No significant loss is anticipated as a result of this prepayment. At April 3, 1994, the Company was in compliance with various financial and other covenants included in the Credit Agreement.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited) (continued)

Additions to owned property and equipment were $11.3 million for the first quarter of 1994 compared to $9.5 million for the same quarter last year. The Company opened 1 new catalog store and closed 2 catalog stores during the first quarter of 1994 and has plans to open approximately a net of 25 catalog stores by the end of the year. In fiscal 1993, the Company opened a net of 20 new catalog stores. The Company expects to incur capital expenditures of approximately $100 million during fiscal 1994 and to fund these expenditures through a combination of cash flow from operations and borrowings under the Revolving Credit Facility.

                          PART II - OTHER INFORMATION


Item 1.        Legal Proceedings

               Not applicable.

Item 2.        Changes in the Rights of the Company's Security Holders

               Not applicable.

Item 3.        Defaults by the Company on Its Senior Securities

               Not applicable.

Item 4.        Results of Votes of Security Holders

               Not applicable.

Item 5.        Other Information

               Not applicable.

Item 6.        Exhibits and Reports on Form 8-K

               6(a)   Exhibits filed with this Form 10-Q

               Exhibit No. Under Items
               601 of Regulation S-K     Brief Description
               ---------------------     -----------------

                      11                 Statement re
                                         Computation of Net Loss
                                         Per Common Share for
                                         the Three Periods Ended
                                         April 3, 1994 and March 31,
                                         1993.

               6(b)   Reports on Form 8-K

                      There were no reports on Form 8-K during the first quarter ended April 3, 1994.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 SERVICE MERCHANDISE
                                                 COMPANY, INC.


       Date:   May 13, 1994                      /s/ Raymond Zimmerman
                                                 ----------------------
                                                 Raymond Zimmerman
                                                 President, Chairman of the Board and
                                                 Director (Chief Executive
                                                 Officer)


       Date:   May 13, 1994                      /s/ S. Cusano
                                                 ---------------------
                                                 S. Cusano
                                                 Vice President and Chief Financial Officer
                                                 (Chief Financial Officer)
                                                 (Chief Accounting Officer)