Form 10-Q
period 1994-07-03
SERVICE MERCHANDISE CO INC
filed 1994-08-15
CIK 89107

       1                      FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

    [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 1994

                                 OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 1-9223

                  SERVICE MERCHANDISE COMPANY, INC.
       (Exact name of registrant as specified in its charter)

         TENNESSEE                           62-0816060
    (State or other Jurisdiction of          (I.R.S. Employer
    incorporation or organization)           Identification No.)
                   P. O. Box 24600, Nashville, TN
                             37202-4600
                          (Mailing Address)
            7100 Service Merchandise Drive, Brentwood, TN
              (Address of principal executive offices)
                                37027
                             (Zip code)
                           (615) 660-6000
         (Registrant's telephone number including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No
    -----       -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.
        As of July 31, 1994, there were 99,362,325 shares of Service Merchandise Company, Inc. common stock outstanding.

This document contains 140 pages.

         SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES


                          TABLE OF CONTENTS
                                                     Page No.
PART I - FINANCIAL INFORMATION

    Consolidated Statements of Operations (Unaudited)
    - Three and Six Periods Ended July 3, 1994 and
    June 30, 1993 . . . . . . . . . . . . . . . . . .   3

    Consolidated Balance Sheets - July 3, 1994
    (Unaudited), June 30, 1993 (Unaudited) and
    January 1, 1994 . . . . . . . . . . . . . . . . .   4

    Consolidated Statements of Cash Flows (Unaudited)
    - Six Periods Ended July 3, 1994 and June 30,
    1993 . . . . . . . . . . . . . . . . . . . . . .    5

    Notes to Consolidated Financial Statements
    (Unaudited) . . . . . . . . . . . . . . . . . . .  6-7

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations (Unaudited).   8-12


PART II - OTHER INFORMATION

    Other Information . . . . . . . . . . . . . . . .  13

    Exhibits . . . . . . . . . . . . . . . . . . . .   14

SIGNATURES . . . . . . . . . . . . . . . . . . . . .   15

         SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
          Consolidated Statements of Operations (Unaudited)
                (In thousands, except per share data)

                              Three Periods Ended       Six Periods Ended
                              -------------------      -------------------
                              July 3,   June 30,       July 3,    June 30,
                              -------------------      -------------------
                                1994      1993          1994        1993
                              --------  ---------      --------  ---------
Net sales                      $845,934  $803,112   $1,570,143  $1,475,975

Costs and expenses:
  Cost of merchandise sold and
  buying and occupancy
  expenses                      645,702   601,689    1,203,313   1,120,080
                               --------  --------   ----------  ----------
  Gross margin after cost of
   merchandise sold and buying
   and occupancy expenses       200,232   201,423      366,830     355,895

  Selling, general and
   administrative expenses      168,538   154,146      323,751     293,320
  Depreciation and
   amortization                  15,900    15,245       31,762      30,471
                               --------  --------   ----------   ---------
Earnings before interest and
  taxes                          15,794    32,032       11,317      32,104

  Interest expense-debt          15,336    15,415       29,583      30,419
  Interest expense-capitalized
   leases                         2,582     2,814        5,226       5,681
                               --------  --------   ----------   ---------
Earnings (loss) before income
  taxes (benefit)                (2,124)   13,803      (23,492)     (3,996)
Income taxes (benefit)             (850)    5,383       (9,397)     (1,559)
                               --------  --------   ----------   ---------
Earnings (loss) before
  extraordinary loss and
  cumulative effect of change
  in accounting principle        (1,274)    8,420      (14,095)     (2,437)
Extraordinary loss from early
  extinguishment of debt, net
  of tax benefit of $2,708,
  $0, $3,551 and $4,858,
  respectively                   (4,061)        -       (5,326)     (7,598)

Cumulative effect of change in
  accounting principle                -         -            -       7,742
                               --------  --------   ----------   ---------
Net earnings (loss)             ($5,335)   $8,420     ($19,421)    ($2,293)
                               ========  ========   ==========   =========

Weighted average common shares
  and common share equivalents
  outstanding                   101,377   102,053      101,534     102,107
                               ========  ========   ==========   =========
Per common share:
Earnings (loss) before
  extraordinary loss and
  cumulative effect of change
  in accounting principle        ($0.01)    $0.08       ($0.14)     ($0.03)
Extraordinary loss from early
  extinguishment of debt, net
  of tax benefit                  (0.04)        -        (0.05)      (0.07)
Cumulative effect of change in
  accounting principle                -         -            -        0.08
                               --------  --------   ----------   ---------
Net loss per common share        ($0.05)    $0.08       ($0.19)     ($0.02)
                               ========  ========   ==========   =========

See Notes to Consolidated Financial Statements.

                                 -3-

          SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets
                (In thousands, except per share data)

                                            (Unaudited)
                                        -------------------
                                        July 3,    June 30,   January 1,
                                         1994        1993      1994 (1)
                                        --------   --------   ----------
ASSETS
Current Assets:
  Cash and cash equivalents              $19,497     $16,259    $325,092
  Accounts receivable, net of
   allowance of $3,002, $3,405 and
   $2,894, respectively                   41,350      45,185      53,014
  Refundable income taxes                  2,083           -           -
  Inventories                          1,081,806   1,005,472     939,259
  Prepaid expenses                        29,657      27,660      29,898
                                      ----------  ----------  ----------
    TOTAL CURRENT ASSETS               1,174,393   1,094,576   1,347,263

Property and equipment:
  Owned assets, net of accumulated
   depreciation of $432,138, $389,342
   and $408,696, respectively            568,891     520,716     575,712
  Capitalized leases, net of
   accumulated amortization of
   $72,109, $75,493 and $68,245,
   respectively                           55,855      64,230      60,128
Deferred income taxes                          -         823           -
Other assets and deferred charges         20,991      29,130      28,472
                                      ----------  ----------  ----------
    TOTAL ASSETS                      $1,820,130  $1,709,475  $2,011,575
                                      ==========  ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable to banks                $281,600    $207,700           -
  Accounts payable                       462,519     403,231    $630,723
  Accrued expenses                       138,399     135,804     188,050
  State and local sales tax               32,334      26,566      59,035
  Income taxes                                 -       2,333      54,914
  Current maturities of long-term
   debt                                   13,097      40,966      91,751
  Current maturities of capitalized
   leases                                  7,863       9,088       8,075
                                      ----------  ----------  ----------
    TOTAL CURRENT LIABILITIES            935,812     825,688   1,032,548

Long-term debt                           545,307     604,524     616,752
Capitalized lease obligations             77,593      85,710      81,769
Deferred income taxes                        968           -         968
                                      ----------  ----------  ----------
    TOTAL LIABILITIES                  1,559,680   1,515,922   1,732,037
                                      ----------  ----------  ----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value,
   cumulative, authorized 4,600
   shares, undesignated as to rate
   and other rights, none issued
  Series A Junior Preferred Stock, $1
   par value, authorized 400 shares,
   none issued
  Common stock, $.50 par value,
   authorized 500,000 shares, issued
   and outstanding 99,352, 99,250 and
   99,368 shares, respectively            49,676      49,625      49,684
  Additional paid-in capital               3,781       3,654       4,055
  Deferred compensation                     (572)     (1,836)     (1,187)
  Retained earnings                      207,565     142,110     226,986
                                      ----------  ----------  ----------
    TOTAL SHAREHOLDERS' EQUITY           260,450     193,553     279,538
                                      ----------  ----------  ----------
      TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY         $1,820,130  $1,709,475  $2,011,575
                                      ==========  ==========  ==========

(1) Derived from fiscal year ended January 1, 1994 audited financial statements.

     See Notes to Consolidated Financial Statements.

                                 -4-

         SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
          Consolidated Statements of Cash Flows (Unaudited)
                           (In thousands)
                                                     Six Periods Ended
                                                   --------------------
                                                    July 3,   June 30,
                                                   --------------------
                                                     1994       1993
                                                   ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          ($19,421)   ($2,293)

  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Depreciation and amortization                     35,074     34,554
    Deferred taxes on income                               -    (10,042)
    (Gain) loss on disposal of property and
      equipment                                        1,772       (610)
    Write-off debt issuance cost                       6,830      5,094
    Changes in assets and liabilities:
     Accounts receivable, net                         11,664      8,126
     Inventories                                    (142,547)  (147,832)
     Prepaid expenses                                    241     (7,206)
     Accounts payable                               (168,204)   (93,715)
     Accrued expenses and state and local sales
      tax                                            (76,352)   (44,289)
     Income taxes                                    (56,997)   (50,227)
                                                    --------   --------
    NET CASH USED BY OPERATING ACTIVITIES           (407,940)  (308,440)
                                                    --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment - owned        (22,965)   (32,145)
  Proceeds from the disposal of property and
   equipment                                             135      1,264
  Other, net                                            (654)    (1,294)
                                                    --------   --------
    NET CASH USED BY INVESTING ACTIVITIES            (23,484)   (32,175)
                                                    --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt issuance costs                                 (1,763)    (7,987)
  Proceeds from short-term borrowings                281,600    207,700
  Proceeds from long-term debt                             -    300,000
  Repayment of long-term debt                       (150,125)  (304,601)
  Repayment of capitalized lease obligations          (4,163)    (4,820)
  Exercise of stock options                              280      1,265
                                                    --------   --------
    NET CASH PROVIDED BY FINANCING ACTIVITIES        125,829    191,557
                                                    --------   --------
NET DECREASE IN CASH AND CASH EQUIVALENTS           (305,595)  (149,058)
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD        325,092    165,317
                                                    --------   --------
CASH AND CASH EQUIVALENTS-END OF PERIOD              $19,497    $16,259
                                                    ========   ========

See Notes to Consolidated Financial Statements.

                                 -5-

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

    The Company has historically incurred a net loss for the first half of the year due to the seasonality of its business. The results of operations for the second quarter ended July 3, 1994 and June 30, 1993 are not necessarily indicative of the operating results for the entire fiscal year.

B. Effective January 2, 1994, the Company began reporting quarterly interim results as 13-week periods versus three calendar months. Accordingly, the second quarter of fiscal 1994 ended July 3, 1994 and contained 91 selling days versus the second quarter of fiscal 1993 which ended June 30, 1993 and contained 90 selling days. The six periods ended July 3, 1994 contained 182 selling days and the six months ended June 30, 1993 contained 178 days. The change had no significant impact on the comparability of the results of operations for the second quarter of fiscal
    1994 and the second quarter of fiscal 1993 and the comparability of the year-to-date fiscal 1994 and year-to-date fiscal 1993 results of operations.

C. The net earnings (loss) per common share is computed by dividing the net earnings (loss) by the weighted average number of common shares and common share equivalents outstanding.

D. Cash payments for interest for the six periods ended July 3, 1994 and June 30, 1993 were $33.0 million and $35.6 million, respectively. Cash payments for income taxes for the six periods ended July 3, 1994 and June 30, 1993 were $44.0 million and $46.1 million, respectively. The Company considers all highly liquid investments purchased as part of its daily cash management activities to be cash equivalents. Such investments are generally made for periods covering 1 to 30 days.

E. In June 1994, the Company completed a new $600 million Reducing Revolving Credit Facility which replaced its existing $475 million Revolving Credit Facility and $122 million Term Loan.
    The new $600 million Reducing Revolving Credit Facility, negotiated during the second quarter, extends the maturity of the Company's working capital facility from December 31, 1995 to June 8, 1999, reducing the effective interest rate on those borrowings from LIBOR +1.5% to LIBOR + 1.0% (both rates include a 3/8% facility fee on all commitments), releasing the majority of property and assets of the Company from security interests held in connection with the prior facility and providing for generally less restrictive covenants. The maximum commitment level for the new facility reduces $25 million annually until reaching $475 million in 1999.

         SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (UNAUDITED)(continued)

F. During the first half of fiscal 1994, the Company incurred an extraordinary loss of $5.3 million, or $0.05 per share. This extraordinary loss included a $1.3 million charge in the first quarter resulting from the early extinguishment of $17 million of high-coupon mortgages with interest rates ranging between 10% and 12.5% and a non-cash extraordinary loss of $4.0 million, or $0.04 per share, related to a write-off of deferred finance charges, in the second quarter, associated with the refinancing of the Company's $475 million Revolving Credit Facility and $122 million Term Loan (See Note E).

G. The Company adopted SFAS 109 "Accounting for Income Taxes," effective the first day of fiscal 1993. The adoption of SFAS 109 changed the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach. The asset and liability approach requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

    The adjustment to the January 3, 1993 consolidated balance sheet to adopt SFAS 109 was a benefit of $7.7 million. This benefit was reflected in net loss for the first quarter of 1993 as the cumulative effect of change in accounting principle. The adjustment primarily represents the impact of adjusting deferred taxes to reflect the 34% federal income tax rate at the time of the change as opposed to the higher income tax rates in effect when the temporary differences originated. There was no material impact to the deferred tax liability resulting from the statutory federal income tax rate increase enacted by the Omnibus Budget Reconciliation Act of 1993.

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

SECOND QUARTER ENDED JULY 3, 1994 VS. SECOND QUARTER ENDED
JUNE 30, 1993

NET SALES

Net sales for the second quarter of 1994 were $845.9 million compared to $803.1 million last year, representing an increase of $42.8 million, or 5.3%. The second quarter of fiscal 1994 contained 91 selling days as compared with 90 selling days in the year-earlier period. Adjusting for the difference in selling days, comparable store sales decreased 0.7% for the second quarter. The decline principally reflected an overall intense competitive environment, particularly in consumer electronics. At the close of the second quarter, Service Merchandise was operating a total of 391 stores, up a net 19 from a year ago.

GROSS MARGIN

Gross margin for the second quarter of fiscal 1994, including buying and occupancy expense, was $200.2 million, or 23.7% of net sales, compared with $201.4 million, or 25.1% of net sales, a year ago. The decline in gross margin was primarily due to more competitive pricing, particularly in hardlines, as well as a shift in jewelry sales to lower margin categories and, to a lesser extent, an increase in the accrual for shrinkage.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited) (continued)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $168.5 million, or 19.9% of net sales, for the second quarter versus $154.1 million, or 19.2% of net sales, in the year-earlier quarter. The higher expenses related to the operating of the net 19 new catalog stores and the planned increase in store payroll to improve customer service by providing additional personnel to enhance customers' shopping experience. The Company expects the strategy of adding personnel to stores will increase sales in the long run, but may limit near term earnings due to higher payroll costs.

Selling, general and administrative expenses for the second quarter of the current fiscal year also include a $1.6 million non-cash write-off of fixtures related to discontinuing the sale of car stereos and terminating two real estate leases relating to closed stores.

INTEREST EXPENSE

Interest expense for the second quarter of 1994 was $17.9 million as compared to the second quarter of 1993 of $18.2 million. Interest expense decreased $0.3 million, or 1.7%, as a result of a scheduled reduction of the Term Loan principal and lower interest rates, in general.

TAXES ON INCOME

The Company recognized an income tax benefit of $0.9 million and an income tax expense of $5.4 million for the second quarter ended July 3, 1994 and June 30, 1993, respectively. The Company historically incurs a net loss in the first half of the year, but has net income on an annual basis. The effective tax rate for the quarters ended July 3, 1994 and June 30, 1993 was 40% and 39%, respectively. For the fiscal year ended January 1, 1994 the effective income tax rate was 40%.

SIX PERIODS ENDED JULY 3, 1994 VS. SIX MONTHS ENDED JUNE 30, 1993

NET SALES

Net sales for the first half ended July 3, 1994 were $1,570.1 million, an increase of $94.1 million, or 6.4% compared with $1,476.0 million in the first half of fiscal 1993. There were four more selling days in the first half of the current fiscal year (182 days versus 178 days) than the comparable 1993 reporting period.
Adjusting for the different number of days, comparable store sales decreased 0.8% for the first half from a year ago. The Company expects to implement various long-term sales strategies which may not increase near term earnings. These strategies are designed to improve sales in the long run. If the sales trends of the first half of fiscal 1994 continue through year-end, the Company anticipates it will experience lower earnings than fiscal 1993 reported earnings.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited) (continued)

GROSS MARGIN

Gross margin for the six periods ended July 3, 1994, after taking into account buying and occupancy expenses, was $366.8 million, or 23.4% of net sales, as compared to $355.9 million, or 24.1% of net sales, for the same period a year ago. The decrease in gross margin as a percentage of net sales reflects a shift in jewelry sales to lower margin categories and, to a lesser extent, an increase in the accrual for shrinkage.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to $323.8 million, or 20.6% of net sales, for the six periods ended July 3, 1994 as compared to $293.3 million, or 19.9% of net sales, for the same sales period a year ago. The increase, as a percentage of sales, is attributable to the lower comparable store sales for the period and to the planned increase in store payroll occurring in the second quarter of fiscal 1994.

INTEREST EXPENSE

For the six periods ended July 3, 1994, interest expense on debt and capitalized leases was $34.8 million as compared to the same period last year of $36.1 million. This $1.3 million, or 3.6%, decrease was primarily attributable to the refinancing of the $300 million Senior Subordinated Debt from 11 3/4% to 9% which occurred in the first quarter of fiscal 1993.

TAXES ON INCOME

The Company recognized an income tax benefit of $9.4 million for the six periods ended July 3, 1994 compared to an income tax benefit of $1.6 million for the same period a year ago. The estimated annual effective tax rate for the six periods ended July 3, 1994 and June 30, 1993 was 40% and 39%, respectively. For fiscal year ended January 1, 1994 the effective income tax rate was 40%.

The Company adopted SFAS 109 "Accounting for Income Taxes," effective the first day of fiscal 1993. The adoption of SFAS 109 changed the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach. The asset and liability approach requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

The adjustment to the January 3, 1993 consolidated balance sheet to adopt SFAS 109 was a benefit of $7.7 million. This benefit was reflected in net loss for the first quarter of 1993 as the cumulative effect of change in accounting principle. The adjustment primarily represents the impact of adjusting deferred taxes to reflect the 34% federal income tax rate at the time of the change as opposed to the higher income tax rates in effect when the temporary differences originated. There was no material impact to the deferred tax liability resulting from the statutory federal income tax rate increase enacted by the Omnibus Budget Reconciliation Act of 1993.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited) (continued)


EXTRAORDINARY ITEMS

During the first half of fiscal 1994, the Company incurred an extraordinary loss of $5.3 million, or $0.05 per share. This included a $1.3 million extraordinary loss resulting from the early extinguishment in the first quarter of $17 million high-coupon mortgages with interest ranging between 10% and 12.5%. Also included was a non-cash extraordinary loss of $4.0 million, or $0.04 per share, related to a write-off of deferred finance charges, in the second quarter, associated with the refinancing of the Company's $475 million Revolving Credit Facility and $122 million Term Loan.

On February 17, 1993, the Company issued $300 million of 9% Senior Subordinated Debentures due in equal installments in 2003 and 2004. Net proceeds of $294 million, together with cash on hand, were used to redeem the existing $300 million of 11 3/4% Senior Subordinated Notes due 1996 at a premium of 101.68% plus accrued interest. The Company recorded an extraordinary loss of $7.5 million, net of tax benefit of $5.0 million, in connection with the early extinguishment of this debt.

LIQUIDITY AND CAPITAL RESOURCES

Working capital totaled $238.6 million at the end of the second quarter of 1994, a decrease of 11.3% from working capital at June 30, 1993 of $268.9 million. The current ratio at both
July 3, 1994 and June 30, 1993 was 1.3.

Working capital requirements fluctuate significantly during the year due to the seasonal nature of the retail catalog store business. These requirements are financed through a combination of internally generated cash flow from operating activities and short-term seasonal borrowings. At July 3, 1994, short-term borrowings totaled $281.6 million ($318.4 million available for borrowing) compared to $207.7 million ($267.3 million available for borrowing) at June 30, 1993, an increase of $73.9 million. Approximately $122 million of the Company's short-term borrowings at July 3, 1994 resulted from the prepayment of the Company's $122 million Term Loan with short-term borrowings under the Company's new Credit Facility.

In June 1994, the Company completed a new $600 million Reducing Revolving Credit Facility which replaced its existing $475 million Revolving Credit Facility and $122 million Term Loan. The new $600 million Reducing Revolving Credit Facility, negotiated during the second quarter, extends the maturity of the Company's working capital facility from December 31, 1995 to June 8, 1999, reducing the effective interest rate on those borrowings from LIBOR +1.5% to LIBOR
+ 1.0% (both rates include a 3/8% facility fee on all commitments), releasing the majority of property and assets of the Company from security interests held in connection with the prior facility and providing for generally less restrictive covenants. The maximum commitment level for the new facility reduces $25 million annually until reaching $475 million in 1999.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited) (continued)

Total long-term debt, including current maturities and capitalized leases, decreased to $643.9 million at July 3, 1994 from $740.3 million at June 30, 1993. The decrease in total long-term debt was the result of the prepayment of the $122 million Term Loan, the early extinguishment of $27.1 million in mortgages, and scheduled payments of approximately $50 million on capitalized leases, mortgages, IRB's and the Term Loan. This decrease was partially offset by the issuance of $100 million senior notes in October 1993. At July 3, 1994, the Company was in compliance with various financial and other covenants included in the new Credit Facility and other financial instruments.

Additions to owned property and equipment were $23.0 million for the six periods ended July 3, 1994 compared to $32.1 million for the same period last year. The Company opened 4 new catalog stores and closed 4 catalog stores during the six periods ended July 3, 1994 and has plans to open approximately a net of 18 catalog stores by the end of the year. In fiscal 1993, the Company opened a net of 20 new catalog stores. The Company expects to incur capital expenditures of approximately $100 million during fiscal 1994 and to fund these expenditures through a combination of cash flow from operations and borrowings under the new Credit Facility.

                     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in the Rights of the Company's Security Holders

         The Company's new $600 million Reducing Revolving Credit Facility permits the payment of dividends and the making of certain other "restricted payments" (as defined) under certain circumstances in an aggregate amount not to exceed the sum of (i) 25% of the Company's cumulative consolidated net income (as defined) since June 8, 1994 plus (ii) $25 million. The Credit Facility also contains various financial covenants that could result in restrictions on working capital.

Item 3.  Defaults by the Company on Its Senior Securities

         Not applicable.

Item 4.  Results of Votes of Security Holders

         At the Company's Annual meeting of Shareholders which was held on April 20, 1994, the following two proposals were approved:
         1) The election of two Class II directors to serve a term of three years and until their successors are duly elected and qualified. The persons nominated for election to the Board of Directors received the number of votes shown opposite their respective names:

                                For     Against    Withheld  Non-Vote
                            ----------  -------   ---------  --------
            R. Maynard Holt 89,242,096  305,258   2,015,657       -
            James E. Poole  89,162,960  345,739   2,054,312       -

         2) Selection of Deloitte & Touche as the Company's independent public accountants for fiscal year 1994.
            The proposal received the following votes:

                                For     Against    Withheld  Non-Vote
                            ----------  -------   ---------  --------
                            89,106,551  219,612   2,124,288   112,560

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         6(a) Exhibits filed with this Form 10-Q

         Exhibit No. Under Items
         601 of Regulation S-K   Brief Description
         ---------------------   -----------------

                4.1              Credit Agreement dated
                                 as of June 8, 1994 among
                                 Service Merchandise Co., Inc.,
                                 various Banks and Chemical
                                 Bank as Administrative Agent.

               11                Statement re
                                 Computation of Earnings (Loss)
                                 Per Common Share for
                                 the Three Periods Ended
                                 and Six Periods Ended
                                 July 3, 1994 and June 30,
                                 1993.

         6(b) Reports on Form 8-K

              There were no reports on Form 8-K during the three periods ended July 3, 1994.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SERVICE MERCHANDISE
                                        COMPANY, INC.


    Date:     August 12, 1994             /s/  Raymond Zimmerman
                                        ----------------------------
                                        Raymond Zimmerman
                                        President and Chairman of the
                                        Board (Chief Executive
                                        Officer)



    Date:     August 12, 1994             /s/  S. Cusano
                                        ----------------------------
                                        S. Cusano
                                        Vice President and Chief
                                        Financial Officer (Chief
                                        Financial Officer)
                                        (Chief Accounting Officer)