Form 10-Q
period 1994-10-02
SERVICE MERCHANDISE CO INC
filed 1994-11-15
CIK 89107

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 1994

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
Yes   X       No
    ----         ----
Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.

           As of October 30, 1994, there were 99,341,773 shares of Service Merchandise Company, Inc. common stock outstanding.

This document contains 22 pages.

             SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES


                              TABLE OF CONTENTS
                                                                   Page No.
PART I - FINANCIAL INFORMATION

    Consolidated Statements of Operations (Unaudited) - Three and
    Nine Periods Ended October 2, 1994 and September 30, 1993. . .     3

    Consolidated Balance Sheets - October 2, 1994 (Unaudited),
    September 30, 1993 (Unaudited) and January 1, 1994 . . . . . .     4

    Consolidated Statements of Cash Flows (Unaudited) - Nine
    Periods Ended October 2, 1994 and September 30, 1993 . . . . .     5

    Notes to Consolidated Financial Statements (Unaudited) . . . .   6-7

    Management's Discussion and Analysis of Financial Condition
    and Results of Operations (Unaudited). . . . . . . . . . . . .  8-12


PART II - OTHER INFORMATION

    Other Information. . . . . . . . . . . . . . . . . . . . . . .    13

    Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . .    14

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

             SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
              Consolidated Statements of Operations (Unaudited)
                    (In thousands, except per share data)
                                  Three Periods Ended   Nine Periods Ended
                                  -------------------   ------------------
                                   Oct. 2,  Sept. 30,    Oct. 2, Sept. 30,
                                  -------------------   ------------------
                                     1994      1993       1994      1993
                                  --------- ---------   --------  --------
Net sales                          $757,662  $704,080  $2,327,805 $2,180,055

Costs and expenses:
  Cost of merchandise sold and
   buying and occupancy expenses    582,414   534,659   1,785,727  1,654,740
                                  --------- ---------  ---------- ----------
  Gross margin after cost of
   merchandise sold and buying
   and occupancy expenses           175,248   169,421     542,078    525,315

  Selling, general and
   administrative expenses          157,794   143,608     481,545    436,928
  Depreciation and amortization      15,064    15,137      46,826     45,608
                                  --------- ---------  ---------- ----------
Earnings before interest and
 income taxes                         2,390    10,676      13,707     42,779

  Interest expense-debt              17,089    15,153      46,672     45,572
  Interest expense-capitalized
   leases                             2,515     2,762       7,741      8,443
                                  --------- ---------  ---------- ----------
Loss before income taxes
 (benefit)                          (17,214)   (7,239)    (40,706)   (11,236)
Income taxes (benefit)               (6,885)   (2,936)    (16,282)    (4,495)
                                  --------- ---------  ---------- ----------
Loss before extraordinary loss
 and cumulative effect of change
 in accounting principle            (10,329)   (4,303)    (24,424)    (6,741)
Extraordinary loss from early
 extinguishment of debt, net of
 tax benefit of $0, $124, $3,551
 and $4,982, respectively                 -       124      (5,326)    (7,474)

Cumulative effect of change in
 accounting principle                     -         -           -      7,742
                                  --------- ---------  ---------- ----------
Net loss                           ($10,329)  ($4,179)   ($29,750)   ($6,473)
                                  ========= =========  ========== ==========
Weighted average common shares
 and common share equivalents
 outstanding                        101,094   102,135     101,391    102,113
                                  ========= =========  ========== ==========

Per common share:
Loss before extraordinary loss
 and cumulative effect of change
 in accounting principle             ($0.10)   ($0.04)     ($0.24)    ($0.07)
Extraordinary loss from early
 extinguishment of debt, net of
 tax benefit                              -         -       (0.05)     (0.07)

Cumulative effect of change in
 accounting principle                     -         -           -       0.08
                                  --------- ---------  ---------- ----------
Net loss per common share            ($0.10)   ($0.04)     ($0.29)    ($0.06)
                                  ========= =========  ========== ==========

See Notes to Consolidated Financial Statements.

             SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                    (In thousands, except per share data)
                                                (Unaudited)
                                           ---------------------------------
                                              Oct. 2,  Sept. 30,  January 1,
                                               1994       1993     1994 (1)
                                           ---------- ----------  ----------
ASSETS

Current Assets:
  Cash and cash equivalents                   $15,864    $10,346    $325,092
  Accounts receivable, net of allowance of
   $3,151, $3,010 and $2,894, respectively     39,261     33,320      53,014
  Refundable income taxes                      12,538      4,766           -
  Inventories                               1,327,219  1,236,844     939,259
  Prepaid expenses                             50,230     45,751      29,898
                                           ---------- ----------  ----------
    TOTAL CURRENT ASSETS                    1,445,112  1,331,027   1,347,263

Property and equipment:
  Owned assets, net of accumulated
   depreciation of $443,958, $398,450 and
   $408,696, respectively                     574,891    546,586     575,712
  Capitalized leases, net of accumulated
   amortization of $74,076, $77,937 and
   $68,245, respectively                       53,889     61,814      60,128
Deferred income taxes                               -          -           -
Other assets and deferred charges              19,849     28,074      28,472
                                           ---------- ----------  ----------
    TOTAL ASSETS                           $2,093,741 $1,967,501  $2,011,575
                                           ========== ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable to banks                     $425,400   $301,500           -
  Accounts payable                            596,262    565,016    $630,723
  Accrued expenses                            148,029    145,842     188,050
  State and local sales tax                    30,166     25,891      59,035
  Income taxes                                      -          -      54,914
  Current maturities of long-term debt         13,126     40,933      91,751
  Current maturities of capitalized leases      7,894      8,469       8,075
                                           ---------- ----------  ----------
    TOTAL CURRENT LIABILITIES               1,220,877  1,087,651   1,032,548

Long-term debt                                545,061    604,188     616,752
Capitalized lease obligations                  75,876     84,063      81,769
Deferred income taxes                           1,696      1,555         968
                                           ---------- ----------  ----------
    TOTAL LIABILITIES                       1,843,510  1,777,457   1,732,037
                                           ---------- ----------  ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value,
   cumulative, authorized 4,600 shares,
   undesignated as to rate and other
   rights, none issued
  Series A Junior Preferred Stock, $1 par
   value, authorized 400 shares, none
   issued
  Common stock, $.50 par value, authorized
   500,000 shares, issued and outstanding
   99,334, 99,322 and 99,368 shares,
   respectively                                49,667     49,661      49,684
  Additional paid-in capital                    3,640      3,945       4,055
  Deferred compensation                          (312)    (1,492)     (1,187)
  Retained earnings                           197,236    137,930     226,986
                                           ---------- ----------  ----------
    TOTAL SHAREHOLDERS' EQUITY                250,231    190,044     279,538
                                           ---------- ----------  ----------
      TOTAL LIABILITIES AND SHAREHOLDERS'
        EQUITY                             $2,093,741 $1,967,501  $2,011,575
                                           ========== ==========  ==========

(1) Derived from fiscal year ended January 1, 1994 audited financial statements.

See Notes to Consolidated Financial Statements.

SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
                                                       Nine Periods Ended
                                                     ---------------------
                                                      Oct. 2,    Sept. 30,
                                                       1994         1993
                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          ($29,750)      ($6,473)

  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                     50,718        51,560
    Deferred taxes on income                             728        (7,664)
    Loss on disposal of property and equipment         1,735           188
    Write-off bond issue cost and bond discount        6,830         5,094
    Changes in assets and liabilities:
       Accounts receivable, net                       13,753        19,991
       Inventories                                  (387,960)     (379,204)
       Prepaid expenses                              (20,332)      (25,297)
       Accounts payable                              (34,461)       68,070
       Accrued expenses and state and local sales
         tax                                         (68,890)      (34,926)
       Income taxes                                  (67,452)      (57,326)
                                                    --------      --------
    NET CASH USED BY OPERATING ACTIVITIES           (535,081)     (365,987)
                                                    --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment - owned        (43,873)      (70,798)
  Proceeds from the disposal of property and
    equipment                                          1,901           555
  Other, net                                              47        (1,879)
                                                    --------      --------
    NET CASH USED BY INVESTING ACTIVITIES            (41,925)      (72,122)
                                                    --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt issuance costs                                 (1,783)       (8,077)
  Proceeds from short-term borrowings                425,400       301,500
  Proceeds from long-term debt                         3,200       300,000
  Repayment of long-term debt                       (153,554)     (304,971)
  Repayment of capitalized lease obligations          (5,850)       (7,113)
  Exercise of stock options                              365         1,799
                                                    --------      --------
    NET CASH PROVIDED BY FINANCING ACTIVITIES        267,778       283,138
                                                    --------      --------
NET DECREASE IN CASH AND CASH EQUIVALENTS           (309,228)     (154,971)

CASH AND CASH EQUIVALENTS- BEGINNING OF PERIOD       325,092       165,317
                                                    --------      --------
CASH AND CASH EQUIVALENTS- END OF PERIOD             $15,864       $10,346
                                                    ========      ========
See Notes to Consolidated Financial Statements.

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

    The Company has historically incurred a net loss for the first three quarters of the year due to the seasonality of its business. The results of operations for the third quarter ended October 2, 1994 and September 30, 1993 are not necessarily indicative of the operating results for the entire fiscal year.

B. Effective January 2, 1994, the Company began reporting quarterly results as 13 weeks (two four-week periods and one five-week period) rather than three calendar months. Accordingly, the third quarter of fiscal 1994 ended October 2, 1994 and contained 91 selling days versus the third quarter of fiscal 1993 which ended September 30, 1993 and contained 92 selling days. The nine periods ended October 2, 1994 contained 273 selling days and the nine months ended September 30, 1993 contained 270 selling days. The change had no significant impact on the comparability of the results of operations for the third quarter of fiscal 1994 and the third quarter of fiscal 1993 and the comparability of the year-to-date fiscal 1994 and year-to-date fiscal 1993 results of operations.

C. The net loss per common share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding.

D. Cash payments for interest for the three quarters ended October 2, 1994 and September 30, 1993 were $47.3 million and $47.5 million, respectively. Cash payments for income taxes for the three quarters ended October 2, 1994 and September 30, 1993 were $46.9 million and $47.8 million, respectively. The Company considers all highly liquid investments purchased as part of its daily cash management activities to be cash equivalents. Such investments are generally made for periods covering 1 to 30 days.

             SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)(continued)


E. In June 1994, the Company completed a new $600 million Reducing Revolving Credit Facility for short-term borrowings and stand-by letter of credit usage, which replaced its existing $475 million Revolving Credit
    Facility and $122 million Term Loan. The new $600 million Reducing Revolving Credit Facility, negotiated during the second quarter, extends the maturity of the Company's working capital facility from December 31, 1995 to June 8, 1999, reducing the effective interest rate on those borrowings from LIBOR +1.5% to LIBOR + 1.0% (both rates include a 3/8% facility fee on all commitments), releasing the majority of property and assets of the Company from security interests held in connection with the prior facility and providing for generally less restrictive covenants. The maximum commitment level for the new facility reduces $25 million annually until reaching $475 million in 1999. Short-term borrowings related to the Credit Facility were $425.4 million as of October 2, 1994.

F. During the first two quarters of fiscal 1994, the Company incurred an extraordinary loss of $5.3 million, or $0.05 per share. This extraordinary loss included a $1.3 million charge in the first quarter resulting from the early extinguishment of $17 million of high-coupon mortgages with interest rates ranging between 10% and 12.5% and a non-cash extraordinary loss of $4.0 million, or $0.04 per share, related to a write-off of deferred finance charges, in the second quarter, associated with the refinancing of the Company's $475 million Revolving Credit Facility and $122 million Term Loan (See Note E).

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

H. The Company adopted SFAS 109, "Accounting for Income Taxes," effective the first day of fiscal 1993. The adoption of SFAS 109 changed the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach. The asset and liability approach requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

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

THIRD QUARTER ENDED OCTOBER 2, 1994 VS. THIRD QUARTER ENDED SEPTEMBER 30,
1993

NET SALES

Net sales for the third quarter of 1994 were $757.7 million compared to $704.1 million last year, representing an increase of $53.6 million, or 7.6%. Comparable store sales increased 3.9% for the third quarter. The increase was primarily the combined result of an increased emphasis on customer service, more competitive pricing and a better in-stock inventory position on sale items. The trend in sales improved as the quarter progressed, particularly in the jewelry business where the sales gains outpaced hardlines. The third quarter of fiscal 1994 contained 91 selling days as compared with 92 selling days in the year-earlier period. At the close of the third quarter, Service Merchandise was operating a total of 393 catalog stores, an increase of 17 from a year ago.

GROSS MARGIN

The gross margin for the third quarter of fiscal 1994, including buying and occupancy expense, was $175.2 million, or 23.1% of net sales, as compared with $169.4 million, or 24.1% of net sales, a year ago. The decline in the gross margin percentage was primarily due to lower pricing on both regular priced and promotional merchandise in both jewelry and hardlines categories.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited) (continued)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $157.8 million, or 20.8% of net sales, for the third quarter versus $143.6 million, or 20.4% of net sales, in the year-earlier quarter. The higher expenses relate generally to the planned increase in store payroll to improve the customer shopping experience and the net opening of 17 new catalog stores since the end of the third quarter last year.

INTEREST EXPENSE

Interest expense for the third quarter of 1994 was $19.6 million as compared to the third quarter of 1993 of $17.9 million. Despite sharp increases in short-term interest rates, the Company's short-term interest expense remained relatively flat due to the negotiation of interest rate reductions. Interest expense increased $1.7 million, or 9.5%, primarily as a result of interest associated with the issuance of $100 million Senior Notes in October 1993. This increase was partially offset by lower interest expense resulting from scheduled payments and the prepayment of $27.1 million in high-coupon mortgages during fiscal 1994.


TAXES ON INCOME

The Company recognized an income tax benefit of $6.9 million and $2.9 million for the third quarters ended October 2, 1994 and September 30, 1993, respectively. The Company historically incurs a net loss in the first three quarters of the year, but has net income on an annual basis. The effective tax rates for the quarters ended October 2, 1994 and September 30, 1993 were 40% and 40.6%, respectively. The higher effective rate for the third quarter of 1993 was a result of the adjustment to the year-to-date federal tax benefit to reflect the retroactive federal income tax rate increase enacted by the Omnibus Budget Reconciliation Act of 1993. For the fiscal year ended January 1, 1994 the effective income tax rate was 40%.

NINE PERIODS ENDED OCTOBER 2, 1994 VS. NINE MONTHS ENDED SEPTEMBER 30, 1993

NET SALES

Net sales for the three quarters ended October 2, 1994 were $2,327.8 million, an increase of $147.7 million, or 6.8%, compared with $2,180.1 million a year ago. There were three more selling days in the three quarters ended October
2, 1994 (273 days versus 270 days) than the comparable reporting period in fiscal 1993. Comparable store sales increased 0.8% for the first three quarters of 1994. This increase during the third quarter was attributable to more competitive pricing, increased emphasis on customer service, and better in-stock inventory position on sale items. This increase was partially offset by decreases in comparable store sales for the first half of fiscal 1994 due to a very competitive retail environment associated with consumer electronics and adverse weather conditions during early 1994.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited) (continued)

GROSS MARGIN

Gross margin for the nine periods ended October 2, 1994, after taking into account buying and occupancy expenses, was $542.1 million, or 23.3% of net sales, as compared to $525.3 million, or 24.1% of net sales, for the same period a year ago. The decline in the gross margin percentage was primarily due to lower pricing on both regular priced and promotional merchandise in jewelry and hardline categories, shifts in sales mix between product categories within jewelry and hardlines and, to a lesser extent, increases in the accrual for shrinkage.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to $481.5 million, or 20.7% of net sales, for the nine periods ended October 2, 1994 as compared to $436.9 million, or 20.0% of net sales, for the comparable reporting period a year ago. The increase as a percentage of sales is primarily attributable to planned increases in store payroll to enhance the customer shopping experience.

INTEREST EXPENSE

For the nine periods ended October 2, 1994, interest expense on debt and capitalized leases was $54.4 million as compared to the same period last year of $54.0 million. Interest expense remained relatively flat as increases associated with the issuance of the $100 million Senior Notes in October 1993 were partially offset by interest reductions due primarily to scheduled debt and lease payments, as well as decreases due to the prepayment of $27.1 million in mortgages in early 1994 and the refinancing of the $300 million Senior Subordinated Debentures from 11 3/4% to 9% in the first quarter of 1993.

TAXES ON INCOME

The Company recognized an income tax benefit of $16.3 million for the nine periods ended October 2, 1994 compared to an income tax benefit of $4.5 million for the same period a year ago. The estimated annual effective tax rate for the nine periods ended October 2, 1994 and September 30, 1993 was 40%. For fiscal year ended January 1, 1994 the effective income tax rate was 40%.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited) (continued)


EXTRAORDINARY ITEMS

During the first two quarters of fiscal 1994, the Company incurred an extraordinary loss of $5.3 million, or $0.05 per share. This included a $1.3 million extraordinary loss resulting from the early extinguishment in the first quarter of $17 million high-coupon mortgages with interest ranging between 10% and 12.5%. Also included was a non-cash extraordinary loss of $4.0 million, or $0.04 per share, related to a write-off of deferred finance charges, in the second quarter, associated with the refinancing of the Company's $475 million Revolving Credit Facility and $122 million Term Loan.

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

LIQUIDITY AND CAPITAL RESOURCES

Working capital totaled $224.2 million at the end of the third quarter of 1994, a decrease of 7.9% from working capital at September 30, 1993 of $243.4 million. The current ratio at both Octber 2, 1994 and September 30, 1993 was 1.2:1.

Working capital requirements fluctuate significantly during the year due to the seasonal nature of the retail catalog store business. These requirements are financed through a combination of internally generated cash flow from operating activities and short-term seasonal borrowings. At October 2, 1994, short-term borrowings totaled $425.4 million ($134.7 million available for borrowing) compared to $301.5 million ($130.8 million available for borrowing) at September 30, 1993, an increase of $123.9 million. Approximately $122 million of the Company's short-term borrowings at October 2, 1994 resulted from the prepayment of the Company's $122 million Term Loan with short-term borrowings under the Company's new Credit Facility.

In June 1994, the Company completed a new $600 million Reducing Revolving Credit Facility for short-term borrowings and stand-by letter of credit usage, which replaced its existing $475 million Revolving Credit Facility and $122 million Term Loan. The new $600 million Reducing Revolving Credit Facility, negotiated during the second quarter, extends the maturity of the Company's working capital facility from December 31, 1995 to June 8, 1999, reducing the effective interest rate on those borrowings from LIBOR +1.5% to LIBOR + 1.0% (both rates include a 3/8% facility fee on all commitments), releasing the majority of property and assets of the Company from security interests held in connection with the prior facility and providing for generally less restrictive covenants. The maximum commitment level for the new facility reduces $25 million annually until reaching $475 million in 1999.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited) (continued)

Total long-term debt, including current maturities and capitalized leases, decreased to $642.0 million at October 2, 1994 from $737.7 million at September 30, 1993. The decrease in total long-term debt was primarily the result of the prepayment of the $122 million Term Loan, the early extinguishment of $27.1 million in mortgages, and scheduled payments of approximately $50 million on capitalized leases, mortgages, IRB's and the Term Loan. This decrease was partially offset by the issuance of $100 millon Senior Notes in October 1993 and additions to capitalized leases and mortgages. At October 2, 1994, the Company was in compliance with various financial and other covenants included in the new Credit Facility and other financial instruments.

Additions to owned property and equipment were $43.9 million for the nine periods ended October 2, 1994 compared to $70.8 million for the same period last year. The Company opened a net of 2 new catalog stores during the nine periods ended October 2, 1994 and has plans to open approximately a net of 15 catalog stores by the end of the fiscal year. In fiscal 1993, the Company opened a net of 20 new catalog stores. The Company expects to incur capital expenditures of approximately $100 million during fiscal 1994 and to fund these expenditures through a combination of cash flow from operations and borrowings under the new Credit Facility.

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

Item 6.  Exhibits and Reports on Form 8-K

         6(a) Exhibits filed with this Form 10-Q

         Exhibit No. Under Item
         601 of Regulation S-K   Brief Description
         ----------------------- -----------------
              10                 Key Executive Severance
                                 Plan Agreement for execution
                                 by certain key executives in
                                 replacement of employment
                                 contracts.

              11                 Statement re
                                 Computation of Net Loss
                                 Per Common Share for
                                 the Three Periods Ended
                                 and Nine Periods Ended
                                 October 2, 1994 and
                                 September 30, 1993.

              27                 Financial Data Schedule
                                 for the Nine Periods ended
                                 October 2, 1994.

         6(b) Reports on Form 8-K

         There were no reports on Form 8-K during the three periods ended October 2, 1994.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SERVICE MERCHANDISE
                                        COMPANY, INC.


    Date:     November 11, 1994           /s/  Raymond Zimmerman
                                        ------------------------
                                        Raymond Zimmerman
                                        Chairman of the Board
                                        (Chief Executive Officer)



    Date:     November 11, 1994           /s/  S. Cusano
                                        ------------------------
                                        S. Cusano
                                        Vice President and Chief Financial
                                        Officer (Chief Financial Officer)
                                        (Chief Accounting Officer)