Form 10-K405
period 1995-01-01
SERVICE MERCHANDISE CO INC
filed 1995-03-28
CIK 89107

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K
 X       Annual report pursuant to Section 13 or 15(d) of the Securities
- ---      Exchange Act of 1934 (Fee Required) for the fiscal year ended January
         1, 1995 or
- ---      Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 (No Fee Required) for the transition period from
                      to            .
         -------------  ------------

Commission File No. 1-9223

                       SERVICE MERCHANDISE COMPANY, INC.
            (Exact name of registrant as specified in its charter)

                   TENNESSEE                                                              62-0816060
         (State or other jurisdiction of                                              (I.R.S.Employer
         incorporation or organization)                                               Identification No.)

P.O. Box 24600, Nashville, TN (mailing address)                                           37202-4600
7100 Service Merchandise Drive, Brentwood, TN                                               37027
   (Address of principal executive offices)                                               (Zip Code)

Registrant's telephone number including area code:                                      (615) 660-6000

Securities registered pursuant to Section 12(b) of the Act:
                                                                                      Name of Exchange on
Title of Class                                                                         Which Registered
- --------------                                                                         -----------------

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
Securities registered pursuant to Section 12(g) of the Act:                                None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                ---

State the aggregate market value (based on the closing price as reported on the New York Stock Exchange) of the voting stock held by non-affiliates of the registrant as of March 1, 1995: $448,321,400. This calculation assumes that all shares of Common Stock beneficially held by officers and members of the Board of Directors of the Registrant are owned by "affiliates," a status which each of the officers and directors individually disclaims.

              Class                                                         Outstanding at March 1, 1995
              -----                                                         ----------------------------
Common Stock ($.50 Par Value)                                                       99,646,443
                                                                       Parts in Form 10-K Where Documents
Documents Incorporated by Reference                                         Are Incorporated by Reference
- -----------------------------------                                         -----------------------------
Portions of Registrant's Proxy Statement dated March 16, 1995                          Part III
Portions of Registrant's Annual Report to Shareholders for the
fiscal year ended January 1, 1995                                                   Parts II and IV

                  TABLE OF CONTENTS AND CROSS-REFERENCE SHEET


                                                                                                Page
                                                                                                 No.
                                                                                                ----
PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
- ------

   Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3-5
   Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5-7
   Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8
   Item 4.  Submission of Matters to a Vote of Security-Holders. . . . . . . . . . . . . . .     8
            Executive Officers of the Registrant   . . . . . . . . . . . . . . . . . . . . .    8-9

PART II  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9
- -------

   Item 5.  Market for Registrant's Common Stock and
            Related Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . . . . . .    9-10

   Item 6.  Selected Financial Data                                         Page 10 of the Registrant's 1994 Annual
                                                                            Report to Shareholders for the year
                                                                            ended January 1, 1995 which is
                                                                            incorporated herein by reference.
   Item 7.  Management's Discussion and Analysis of                         Pages 11 through 14 of the Registrant's
            Financial Condition and Results of                              1994 Annual Report to Shareholders for
            Operations                                                      the year ended January 1, 1995 which
                                                                            are incorporated herein by reference.
   Item 8.  Financial Statements and Supplementary                          Pages 15 through 31 of the Registrant's
            Data                                                            1994 Annual Report to Shareholders for
                                                                            the year ended January 1, 1995 which
                                                                            are incorporated herein by reference.
   Item 9.  Changes in and Disagreements With
            Independent Auditors on Accounting
            and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11
- --------

   Item 10. Directors and Executive Officers of the                         Pages 2 through 5 of the Registrant's Proxy
            Registrant                                                      Statement dated March 16, 1995 which are
                                                                            incorporated herein by reference.
   Item 11. Executive Compensation                                          Pages 8 through 18 of the Registrant's Proxy
                                                                            Statement dated March 16, 1995 which are
                                                                            incorporated herein by reference.
   Item 12. Security Ownership of Certain Beneficial                        Pages 6 and 7 of the Registrant's Proxy
            Owners and Management                                           Statement dated March 16, 1995 which are
                                                                            incorporated herein by reference.
   Item 13. Certain Relationships and Related                               Page 19 of the Registrant's Proxy Statement
            Transactions                                                    dated March 16, 1995 which is incorporated
                                                                            herein by reference.

PART IV  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11
- -------

   Item 14. Exhibits, Financial Statement Schedule, and
            Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11-15

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

INTRODUCTORY

Except where the context indicates otherwise, the "Company" is a term used to refer to the overall operations of Service Merchandise Company, Inc. and its past and present subsidiaries and the "Registrant" means Service Merchandise Company, Inc. as a separate corporate entity and does not refer to subsidiaries. The information included in this Form 10-K is, unless indicated to be given as of a specified date or for a specified period, given as of the date of this report, which is January 1, 1995.

                                    PART I
Item 1.  Business

Service Merchandise, with 406 catalog stores in 37 states, is one of the nation's largest retailers of jewelry, and offers a wide selection of brand-name hardgoods in its other product lines. The major categories of goods offered by the Company are fine jewelry (including diamonds), housewares, small appliances, giftware, silverware, cameras, luggage, radios, televisions and other home electronics, patio, lawn and garden accessories, sporting goods and toys.

Catalog and Store Operations

The Company's franchise is built around selling nationally advertised brand-name hardgoods and quality jewelry at low prices. The Company's customer typically pre-selects merchandise from the Company's annual catalog which is distributed in early fall each year. The catalog, which had 560 pages in 1994, is supplemented by a spring catalog of 176 pages, a Christmas catalog of 160 pages and a combination of direct mail flyers and newspaper inserts distributed approximately every other week of the year. The catalogs, flyers and newspaper inserts describe the majority of merchandise offered for sale by the Company and list the Company's selling price and a reference price. The reference price is either the selling price suggested by the manufacturer, or is determined by comparison shopping and/or the application of a standard markup to the cost of an item. The Company's fall, spring and Christmas catalogs are printed only once a year, with selling prices adjusted periodically through flyers and newspaper inserts to reflect changes in merchandise costs or to provide clearance pricing. Although the typical customer pre-selects merchandise from a catalog, flyer or newspaper insert, the actual purchase usually takes place in a Company store, where the customer has physical access to the merchandise. Customers may also purchase goods through mail or telephone order, although this represents a small portion of the Company's total sales. According to a 1994 customer opinion survey, the Company's typical customer is well-educated, married and lives in a two-earner household and looks for well-made, durable products they can purchase quickly.

The typical Service Merchandise store consists of approximately 50,000 square feet of total space and is situated on a stand-alone lot or as an anchor in a suburban mall or strip center. The Company's stores are divided into several departments, including jewelry, sight and sound, self-service and general showroom. In the jewelry and sight and sound departments, merchandise is displayed in showcases, and sales associates deliver it to the customer and accept payment. In the self-service department, customers select merchandise from a shelf and take it to a check-out counter to finalize the purchase. In the remainder of the store, only a sample of the merchandise is displayed and order forms are available at various locations. After the customer orders the merchandise by filling out a form, a store cashier is paid and the merchandise is delivered to a pick-up station. Management believes that this format reduces selling space requirements, handling and payroll costs, and provides greater control over customer-related inventory shrinkage. The general showroom format also permits presentation of a broad assortment of merchandise with limited inventory investment, since only one item is actually on display.

Most of the Company's stores display and maintain an inventory (in warehouse space contiguous to the sales area) of substantially all of the catalog items and a limited amount of merchandise not described in the published catalogs. Each store is equipped with a computer which coordinates the inventory tracking and point of sale functions.

Virtually every action in the store that involves payment, customer information or inventory is recorded and transmitted, on a daily basis, via satellite to the central database at the Company's home office. In addition, by use of the computer, customers are provided with alternate suggestion items, back-order information, on-line mail orders, a gift registry, special orders and layaway information. Most of the Company's stores are equipped with "Service Express," a user-friendly computer which allows customers to verify item availability, place their order and tender payment via credit card.

The Company's computerized daily inventory system tracks the status (on hand, on order, in transit), location and history of inventory in the retail network. This raw data feeds the Company's merchandise replenishment system which tracks inventory positions, sales data and sales forecasts and generates either suggested transfers from the distribution centers or suggested purchase order quantities. The inventory system also records all sales information to produce daily margin reports, complete with a historical comparison for each item. In fiscal 1994, store inventory levels were increased to achieve a consistently high in-stock position, particularly on promotional merchandise.

The Company's information systems enhance the effectiveness of its catalog mailings and advertising campaigns by tracking customers' purchases and tailoring the Company's mailing lists to meet specific objectives. The Company maintains a database of customer household information with each purchase.
This database allows management to target customers based on specific criteria, including seasonal purchasing behavior and promotional preferences.

Seasonality and Competition

The Company's business is highly seasonal, with the Christmas season being the largest volume selling period of the year. In preparation for the Christmas season, the Company significantly increases its merchandise inventories, which are financed by internally generated funds and short-term borrowings.

The Company is engaged in a highly competitive business and competes with most nationally known jewelry and hardline retail merchandisers, including department stores, general merchandise, specialty and discount stores. Many of these competitors are larger and have greater financial resources than the Company. The Company believes its pricing policies on the brand-name hardgoods merchandise it offers are a significant factor in the operation of its business. The Company operates on high volume, low profit margin principles. Its profitability is dependent upon the large sales volume generated during the fourth quarter of its fiscal year.

Suppliers

The Company purchases merchandise from approximately 2,150 suppliers, most of which are manufacturers. In fiscal 1994, purchases from the largest vendor approximated 4.0% of total purchases; however, the Company believes it would experience no difficulty in obtaining comparable quality merchandise from alternate sources. Most merchandise is initially shipped to the Company's central distribution facilities which are used to store merchandise in advance of selling seasons to take advantage of favorable terms offered to the Company. Merchandise is transported to the stores from these central facilities by commercial contract carriers.

The Company's direct import program is responsible for sourcing and repackaging many promotional and seasonal items from abroad. Direct imports, which totaled approximately $326 million in fiscal 1994, allow the Company to reduce many traditional cost factors, thereby lowering the cost of merchandise sold in several product lines. In addition to its direct import program, the Company imports diamonds, gemstones and gold which are used by suppliers in the manufacture of jewelry items.

Employees

The number of persons employed by the Company fluctuates seasonally. During the fiscal year ended January 1, 1995, the number of employees varied from approximately 26,100 to approximately 51,700, including both permanent and temporary employees. As of January 1, 1995, the Company had 28,836 permanent employees, of whom 83% were hourly-paid personnel engaged in non-supervisory activities; the balance was administrative, executive, distribution center and store management personnel. The number of permanent employees increased in fiscal 1994 due to an increased emphasis on customer service and the opening of a net 15 stores. None of the Company's employees are covered by a collective bargaining agreement. The Company has never experienced a work stoppage due to a labor disagreement and regards its employee relations as satisfactory.

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

The Company operated five major distribution centers as of January 1, 1995. These distribution centers are located in Florida, New York, Tennessee, Texas and Nevada and contain an aggregate of approximately 3,492,000 square feet as set forth below:

          Center Location          Sq. Feet       Owned/Leased                 Lease Term
          ---------------          --------       ------------                 ----------
Orlando, FL                        460,000           Leased           Renewal options through 6/30/98

Montgomery, NY                     800,000            Owned                   Not applicable

Nashville, TN
   (1) Owned                       588,000            Owned                   Not applicable
   (2) Owned satellite             268,000            Owned                   Not applicable
   (3) Leased satellite            391,000           Leased           Renewal options through 1/31/05

Dallas, TX                         594,000           Leased           Renewal options through 1/31/96

Henderson, NV                      391,000           Leased           Renewal options through 12/31/95

Subsequent to year-end, the Company had completed an extension of the renewal option for the Henderson, NV distribution center and is currently negotiating the extension of the renewal option of the Dallas, TX location. The Company anticipates that it would be able to obtain suitable replacement facilities should it not be able to renew the above leases.

As of January 1, 1995, the Company operated 406 retail catalog stores (typically consisting of approximately 50,000 square feet) as follows:

                                                                                                   Number of Stores
                                                                                                   ----------------
Owned land and building                                                                                   102

Long-term ground lease with an owned building                                                              43

Owned land with industrial development financing under which the Company had ownership or
a right to obtain ownership of the building                                                                 3

Leased                                                                                                    276

Stores which have been subleased                                                                          (18)
                                                                                                          ---

Total                                                                                                     406
                                                                                                          ===

Most of the leases contain renewal or purchase options. See the Notes to Consolidated Financial Statements, which are incorporated herein by reference to the Registrant's 1994 Annual Report to Shareholders, for information concerning the Company's lease commitments.

For a listing of store locations, see page 7. The numbers in parentheses show the number of stores per state and where there is more than one store in any city, the number of stores in such city.

SERVICE MERCHANDISE CO., INC.
STORE LOCATIONS

        ALABAMA (8)                    GEORGIA (16)           MARYLAND (5)             NEW YORK (23)          SOUTH CAROLINA (7)
           BIRMINGHAM (2)                 ATLANTA (12)           COLUMBIA                 ALBANY                 CHARLESTON (2)
           HUNTSVILLE (2)                 AUGUSTA                FORESTVILLE              BINGHAMTON             COLUMBIA (2)
           MOBILE                         COLUMBUS               FREDERICK                BUFFALO (2)            GREENVILLE
           MONTGOMERY (2)                 MACON                  SALISBURY                EAST MEADOW            GREENWOOD
           TUSCALOOSA                     SAVANNAH               WALDORF                  FISHKILL               SUMTER
        ARIZONA (4)                    ILLINOIS (24)          MASSACHUSETTS (11)          HARTSDALE           TENNESSEE (18)
           GLENDALE                       CHAMPAIGN              AUBURN                   HUNTINGTON             CHATTANOOGA (2)
           MESA  (2)                      CHICAGO (23)           BOSTON (7)               LAKE GROVE             JACKSON
           SCOTTSDALE                  INDIANA (16)              HOLYOKE                  LAWRENCE               KINGSPORT
        ARKANSAS (3)                      BLOOMINGTON            LANESBORO/PITTSFIELD     MASSAPEQUA             KNOXVILLE (2)
           FORT SMITH                     CLARKSVILLE            SWANSEA                  MIDDLETOWN             MEMPHIS (5)
           LITTLE ROCK (2)                EVANSVILLE          MICHIGAN (14)               NANUET                 NASHVILLE (7)
        CALIFORNIA (22)                   FORT WAYNE (2)         ANN ARBOR                PATCHOQUE           TEXAS (48)
           LOS ANGELES (11)               GRIFFITH               DETROIT (9)              PLATTSBURGH            ABILENE
           MONTEBELLO                     INDIANAPOLIS (5)       FLINT                    POUGHKEEPSIE           AMARILLO
           MURRIETA                       KOKOMO                 LANSING (2)              QUEENS                 ARLINGTON (2)
           SALINAS                        LAFAYETTE              WATERFORD                ROCHESTER (2)          AUSTIN (2)
           SAN FRANCISCO/OAKLAND (6)      MERRILLVILLE        MINNESOTA (1)               SARATOGA SPRINGS       BEAUMONT
           SAN JOSE (2)                   SOUTH BEND             MINNEAPOLIS              SYRACUSE (2)           COLLEGE STATION
        COLORADO (7)                      TERRE HAUTE         MISSISSIPPI (6)             YORKTOWN HEIGHTS       CORPUS CHRISTI
           COLORADO SPRINGS            IOWA (1)                  GAUTIER               NORTH CAROLINA (9)        DALLAS (8)
           DENVER (5)                     DES MOINES             GULFPORT                 CHARLOTTE (3)          DENTON
           PUEBLO                      KANSAS (4)                HATTIESBURG              DURHAM                 EL PASO (2)
        CONNECTICUT (8)                   HUTCHINSON             JACKSON (2)              FAYETTEVILLE           FT. WORTH (3)
           DANBURY                        OVERLAND PARK          MERIDIAN                 GASTONIA               HARLINGEN
           DERBY                          WICHITA (2)         MISSOURI (7)                GREENSBORO             HOUSTON (10)
           ENFIELD                     KENTUCKY (7)              INDEPENDENCE             RALEIGH (2)            LAKE JACKSON
           HARTFORD (3)                   FLORENCE               SPRINGFIELD           OHIO (16)                 LAREDO
           ORANGE                         LEXINGTON              ST. LOUIS (5)            AKRON                  LONGVIEW
           WATERBURY                      LOUISVILLE (3)      NEBRASKA (3)                CINCINNATI (4)         LUBBOCK
        DELAWARE (3)                      OWENSBORO              LINCOLN                  COLUMBUS (4)           MCALLEN (2)
           DOVER                          PADUCAH                OMAHA (2)                LIMA                   MIDLAND
           WILMINGTON (2)              LOUISIANA (14)         NEVADA (3)                  MANSFIELD              SAN ANGELO
        FLORIDA (48)                      ALEXANDRIA             LAS VEGAS (2)            SANDUSKY               SAN ANTONIO (3)
           BOCA RATON                     BATON ROUGE (2)        RENO                     SPRINGFIELD            TEMPLE
           BOYNTON BEACH                  HOUMA               NEW HAMPSHIRE (5)           TOLEDO (2)             TYLER
           CORAL SPRINGS                  LAFAYETTE (2)          DOVER                    YOUNGSTOWN             WACO
           DAVIE                          LAKE CHARLES           MANCHESTER            OKLAHOMA (8)           VERMONT (1)
           DAYTONA BEACH                  MONROE                 NASHUA                   ENID                   BURLINGTON
           FT. MYERS                      NEW ORLEANS (3)        PLAISTOW                 NORMAN              VIRGINIA (11)
           FT. PIERCE                     SHREVEPORT (2)         SALEM                    OKLAHOMA CITY (3)      ALEXANDRIA (2)
           GAINESVILLE                    SLIDELL             NEW JERSEY (6)              TULSA (3)              CHANTILLY
           JACKSONVILLE (3)            MAINE (5)                 HAZLET                PENNSYLVANIA (12)         CHESAPEAKE
           LAKELAND                       AUBURN                 PARAMUS                  ALLENTOWN              DALE CITY
           LEESBURG                       AUGUSTA                TURNERSVILLE             HARRISBURG             FREDERICKSBURG
           MELBOURNE                      BANGOR                 VOORHEES                 LANCASTER              HAMPTON
           MIAMI/FT. LAUDERDALE (12)      BRUNSWICK              WAYNE                    PHILADELPHIA           MANASSAS
           NAPLES                         PORTLAND               WOODBRIDGE               PITTSBURGH (6)         NORFOLK
           OCALA                                              NEW MEXICO (2)              READING                RICHMOND (2)
           ORLANDO (5)                                           ALBUQUERQUE              SCRANTON
           PENSACOLA                                             LAS CRUCES
           PORT CHARLOTTE
           SARASOTA
           STUART
           TALLAHASSEE (2)
           TAMPA/CLEARWATER/
           ST. PETERSBURG (8)
           W. PALM BEACH


                                                                -7-

Item 3.  Legal Proceedings

Not applicable.



Item 4.  Submission of Matters to a Vote of Security-Holders

There were no reportable items during the Company's fourth quarter.

Executive Officers of the Registrant (1)

The following is a list of executive officers, their ages, positions and business experience during the past five years as of the date hereof:

Name, Age and Position
- ----------------------
Raymond Zimmerman, 62                            Chairman of the Board and Chief Executive Officer since October 1981;
Chairman of the Board and Chief Executive        President from  July 1984 to November 1994 and from 1981 to October
Officer                                          1983.  Board member of The Limited Stores, Columbus, Ohio.

Gary M. Witkin, 46                               President and Chief Operating Officer since November 1994; Vice
President, Chief Operating Officer and           Chairman and Board member, Saks Fifth Avenue from October 1992 to
Director                                         November 1994; Executive Vice-President of Dayton Hudson Corp. from
                                                 June 1991 to October 1992; President of the Marshall Fields & Co.,
                                                 division of Dayton Hudson Corp. from June 1990 to June 1991;
                                                 Executive Vice President of Stores for Marshall Fields & Co., from
                                                 October 1983 to June 1990.

Glen A. Bodzy, 42                                Secretary since July 1987; Vice President and General Counsel since
Vice President, General Counsel and Secretary    May 1985.

S. Cusano, 41                                    Vice President and Chief Financial Officer since July 1993; Group
Vice President and Chief Financial Officer       Vice President - Finance from December 1991.  Vice President and
                                                 Corporate Controller of Revco D.S. Inc., a drugstore chain based in
                                                 Cleveland, Ohio, from January 1990 to November 1991 and Controller,
                                                 Finance from January 1989 to January 1990.

Michael E. Hogrefe, 34                           Treasurer since July 1993; Assistant Treasurer from March 1990.
Treasurer                                        Assistant Treasurer/Director of Financial Management for Equitable
                                                 HCA Corporation of New York, New York, a financial services corporation, from March 1988 to March 1990.

Robert C. Eimers, 47                             Senior Vice President, Human Resources since February 1995.  Vice
Senior Vice President, Human Resources           President, Human Resources of Sonoco Products Company from June 1988 to January 1995.

                                                                -8-

Charles Septer, 43                               Divisional Senior Vice President, Jewelry Merchandising since April
Divisional Senior Vice President, Jewelry        1988; Group Vice President, Jewelry Merchandising from January 1985.
Merchandising

Steven F. McCann, 42                             Operational Vice President of Finance and Corporate Controller since
Operational Vice President of Finance,           June 1994.  Vice President, Controller of Robinsons-May division of
Corporate Controller                             the May Department Store Company from February 1993 to June 1994.
                                                 Vice President, Controller of the May Company division of the May
                                                 Department Store Company from April 1992 to February 1993.
                                                 Divisional Vice President, Divisional Controller of the May Company
                                                 division of the May Department Store Company from May 1989 to April
                                                 1992.
______________________
(1) All Executive Officers serve at the pleasure of the Board of Directors.


                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
Matters

The Company's Common Stock trades on the New York Stock Exchange (NYSE) under the symbol SME. The number of record holders of common shares at March 1, 1995 was 6,442 and at February 28, 1994 was 5,800.

High and low closing sales prices as reported by the NYSE for fiscal 1994 and 1993 were as follows:

1994                               High                Low
- ----                               ----                ---
First Quarter                      10                   7 5/8
Second Quarter                      8                   6
Third Quarter                       6 7/8               5
Fourth Quarter                      6 1/2               4 1/4

1993                               High                Low
- ----                               ----                ----

First Quarter                      15 1/4              10 1/2
Second Quarter                     11 3/4              10
Third Quarter                      12 5/8              10 1/4
Fourth Quarter                     11 3/8               9 3/4

The Company's new Reducing Revolving Credit Facility contains various financial and other covenants, including a restricted payments basket (as defined in the Agreement) to allow for dividends. The Company has not declared any cash dividends to shareholders for fiscal 1994 and 1993, respectively.

Effective February 15, 1995, the Board of Directors approved an amendment to its Shareholders Rights Plan. The amendment effects a reduction of the Rights Plan's "flip-in" trigger from 30% to 15%. As amended, the Rights Plan provides that if any person becomes the beneficial owner of 15% or more of the Company's Common Stock, each Right not owned by such 15% holder will enable its holder to purchase, at the Right's then current exercise price, units of the Company's Series A Junior Preferred Stock or the Company's Common Stock having a value of twice the Right's exercise price. The Board of Directors may, upon the triggering of the Rights Plan, redeem the rights and prevent their exercise by shareholders. In addition, the Rights Plan was amended to provide that the "Distribution Date" for the Rights shall occur upon the earlier of (i) the tenth day after any person becomes the beneficial owner of 15% or more of the Company's Common Stock or (ii) the tenth day after a tender or exchange offer is commenced for 15% or more of the outstanding shares of Company Common Stock.

Item 6.  Selected Financial Data

Page 10 under the caption "Selected Financial Information" of the Registrant's 1994 Annual Report to Shareholders for the year ended January 1, 1995 is herein incorporated by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pages 11 through 14 of the Registrant's 1994 Annual Report to Shareholders for the year ended January 1, 1995 under the caption "Management's Discussion and Analysis" are herein incorporated by reference.


Item 8.  Financial Statements and Supplementary Data

As set forth in the Registrant's 1994 Annual Report to Shareholders for the year ended January 1, 1995, the following are incorporated herein by reference:

Description                                                                      Page
- -----------                                                                      ----
Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . .       15

Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . .       16

Consolidated Statements of Changes in Shareholders' Equity . . . . . . . .        17

Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . .        18

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .       19-30

Quarterly Financial Information (Unaudited). . . . . . . . . . . . . . . .       29-30

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . .        31

Item 9. Changes in and Disagreements With Independent Auditors on Accounting and Financial Disclosure

No reportable items.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

Pages 2 through 5 under the caption "Election of Directors" of the Registrant's definitive proxy statement dated March 16, 1995 filed with the Commission pursuant to Rule 14a-6(b) are incorporated herein by reference.

Pursuant to General Instruction G(3), information concerning Executive Officers of the Registrant is included in Part I, Item 4, under the caption "Executive Officers of the Registrant" of this Form 10-K.


Item 11.  Executive Compensation

Reference is made to the information on pages 8 through 18 of the Registrant's definitive proxy statement dated March 16, 1995 filed with the Commission pursuant to Rule 14a-6(b), concerning executive compensation, which is herein incorporated by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Reference is made to the information on pages 6 and 7 of the Registrant's definitive proxy statement dated March 16, 1995 filed with the Commission pursuant to Rule 14a-6(b), concerning the beneficial ownership of Registrant's common stock, which is herein incorporated by reference.


Item 13.  Certain Relationships and Related Transactions

Reference is made to the information on page 19 of the Registrant's definitive proxy statement dated March 16, 1995 filed with the Commission pursuant to Rule 14a-6(b), concerning certain relationships and related transactions, which is herein incorporated by reference.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 (a)      1.       Financial Statements:

                   Reference is made to Part II, Item 8, captioned "Financial
                   Statements and Supplementary Data" (and accompanying index) which have been incorporated by reference from the Registrant's 1994 Annual Report to Shareholders for the year ended January 1, 1995.

 (a)      2.       Financial Statement Schedule:

                   Independent Auditors' Report . . . . . . . . . . . . . . . . . . .   17

                   Schedule

                   II.  Valuation and Qualifying Accounts and Reserves. . . . . . . .   18


                          All other schedules are not applicable and have been omitted.


                                     -11-

 (a) 3.  Exhibits and Index to Exhibits

         Exhibits filed with this Form 10-K:
               Exhibit No. Under
                  Item 601 of
                Regulation S-K                               Brief Description
                --------------                               -----------------

                         4                      Amendment No. 2 to Rights Agreement effective as of
                                                February 15, 1995.

                  *     10.1                    Employment agreement dated November 2, 1994 regarding
                                                Gary M. Witkin, President and Chief Operating Officer.

                  *     10.2                    Amended and Restated 1989 Employee Stock Incentive Plan.

                        11                      Statement re Computation of Earnings Per Common Share
                                                for fiscal years ended January 1, 1995,
                                                January 1, 1994 and January 2, 1993.

                        13                      Portions of Service Merchandise Company, Inc. 1994
                                                Annual Report to Shareholders for the fiscal year ended
                                                January 1, 1995.

                        21                      Subsidiaries of the Registrant.

                        23                      Independent Auditors' consent relative to report on
                                                consolidated financial statements of Service Merchandise
                                                Company, Inc. for the fiscal year ended January 1, 1995.

                        27                      Financial Data Schedule for the fiscal year ended
                                                January 1, 1995 (for SEC use only).

            * Executive Compensation Plans and Arrangements

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

         Exhibits incorporated herein by reference (continued):
               Exhibit No. Under                                                                            Exhibit No. in
                  Item 601 of                                                                               Document Where
                 Regulation S-K                               Brief Description                            Originally Filed
                 --------------                               -----------------                            ----------------
                      3.2                   Registrant's By-Laws, as amended and restated as of April             3.2
                                            19, 1989, which are incorporated herein by reference from
                                            Registrant's Form 10-Q filed for the first quarter ended
                                            March 31, 1989.

                      4.1                   Shareholders' Rights Agreement which is incorporated                  4(c)
                                            herein by reference from Registrant's Form 8-K dated
                                            February 8, 1988.

                      4.2                   Amendment No. 1 to Shareholders' Rights Agreement which is            4(c)
                                            incorporated herein by reference from Registrant's Current
                                            Report on Form 8-K dated May 5, 1989.

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

                      4.5                   Indenture, dated as of February 15, 1993, between the                4.1
                                            Registrant and First American National Bank, as Trustee,
                                            regarding the Registrant's $300,000,000 of 9% Senior
                                            Subordinated Debentures due 2004, which is incorporated
                                            herein by reference from Form 8-K dated February 17,
                                            1993.

                      4.6                   First Supplemental Indenture, dated as of February 15,               4.2
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

         Exhibits incorporated herein by reference (continued):
             Exhibit No. Under                                                                                Exhibit No. in
                Item 601 of                                                                                   Document Where
               Regulation S-K                              Brief Description                                 Originally Filed
               --------------                              -----------------                                 ----------------
                     4.7               Form of Debenture, regarding the Registrant's $300,000,000 of 9%             4.3
                                       Senior Subordinated Debentures due 2004, which is incorporated herein by reference from Form 8-K dated February 17, 1993.

                     4.8               Indenture, dated as of October 15, 1993, between the Registrant              4.1
                                       and The First National Bank of Boston, as trustee, regarding the
                                       Registrant's $100,000,000 in principal amount of 8 3/8% Senior
                                       Notes due 2001, which is incorporated herein by reference from the Registrant's Form 8-K dated October 26, 1993.

                     4.9               First Supplemental Indenture, dated as of October 15, 1993,                  4.2
                                       between the Registrant and The First National Bank of Boston, as
                                       trustee, regarding the Registrant's $100,000,000 in principal amount of 8 3/8% Senior Notes due 2001, which is incorporated herein by reference from the Registrant's Form 8-K dated October
                                       26, 1993.

                     4.10              Form of Notes, regarding the Registrant's $100,000,000 of 8 3/8%             4.3
                                       Senior Notes due 2001, which is incorporated herein by references from the Registrant's Form 8-K dated October 26, 1993.

                     4.11              Credit Agreement dated as of June 8, 1994 among the Service                  4.1
                                       Merchandise Company, Inc. various Banks and Chemical Bank as
                                       Administrative Agent which is incorporated herein by reference from the Registrant's Form 10-Q filed for the second quarter ended July 3, 1994.

                     10.1              Stock Option Pledge Agreement between Service Merchandise                   10.2
                                       Company, Inc. and the Service Merchandise Foundation dated
                                       October 15, 1990, which is incorporated herein by reference from the Registrant's Form 10-K for the fiscal year ended December 29,
                                       1990.

               Executive Compensation Plans and Arrangements:
                    10.2               Form of Indemnification Agreement between the Registrant and                Exhibit A
                                       each of Messrs. Zimmerman, Witkin, Crane, Poole, Holt, Moore,
                                       Roitenberg, Bodzy, Cusano and Hogrefe which is incorporated herein by reference from the Registrant's Proxy Statement
                                       dated April 19, 1989.

       Executive Compensation Plans and Arrangements (continued):
             Exhibit No. Under                                                                                Exhibit No. in
                Item 601 of                                                                                   Document Where
               Regulation S-K                             Brief Description                                  Originally Filed
               --------------                             -----------------                                  ----------------
                   10.3                Directors' Deferred Compensation Plan, which is incorporated                10.1
                                       herein by reference from the Registrant's Form 10-K for the fiscal year ended December 29, 1990.

                   10.4                Directors' Equity Plan which is incorporated herein by reference         Exhibit B
                                       from the Registrant's Proxy Statement dated March 16, 1992.

                   10.5                Key Executive Severance Plan Agreement for execution by certain              10
                                       key executives in replacement of employment contracts which is incorporated herein by reference from the Registrant's Form 10-Q filed for the third quarter ended October 2, 1994.

(b)   Reports on Form 8-K

      There were no reports on Form 8-K during the fiscal year ended
      January 1, 1995.


                                                               -15-

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       SERVICE MERCHANDISE COMPANY, INC.



                           By:  /s/ S. Cusano
                                --------------------
                                S. Cusano
                                Vice President and
                                Chief Financial Officer

March 16, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Raymond Zimmerman                   /s/ Gary M. Witkin
- -----------------------                 --------------------
Raymond Zimmerman                       Gary M. Witkin
Chairman of the Board,                  President, Chief Operating
Chief Executive Officer,                Officer and Director
and Director                            (Principal Operating Officer)
(Principal Executive Officer)           March 16, 1995
March 16, 1995


/s/ Richard P. Crane, Jr.        /s/ Charles V. Moore     /s/ James E. Poole      /s/ R. Maynard Holt
- ------------------------         --------------------     ------------------      -------------------
Richard P. Crane, Jr.            Charles V. Moore         James E. Poole          R. Maynard Holt
Director                         Director                 Director                Director
March 16, 1995                   March 16, 1995           March 16, 1995          March 16, 1995

/s/ Harold Roitenberg            /s/ S. Cusano
- ---------------------            -----------------------------------------------------
Harold Roitenberg                S. Cusano, Vice President and Chief Financial Officer
Director                         (Principal Financial Officer)
March 16, 1995                   (Principal Accounting Officer)
                                 March 16, 1995

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Service Merchandise Company, Inc.
Nashville, Tennessee

We have audited the consolidated financial statements of Service Merchandise Company, Inc. and subsidiaries as of January 1, 1995 and 1994, and for each of the three years in the period ended January 1, 1995, and have issued our report thereon dated January 26, 1995; such financial statements and report are included in your 1994 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Service Merchandise Company, Inc., listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/ Deloitte & Touche LLP
- -------------------------
DELOITTE & TOUCHE LLP

Nashville, Tennessee
January 26, 1995

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                (IN THOUSANDS)


- ---------------------------------------------------------------------------------------------------------------
              COL. A                      COL. B                 COL. C                 COL. D         COL. E
- ---------------------------------------------------------------------------------------------------------------
                                                                ADDITIONS
                                                       ----------------------------
                                                          (1)            (2)
                                         Balance       Charged to     Charged to                       Balance
                                        at Beginning    Costs and    Other Accounts    Deductions      at End of
            DESCRIPTION                 of Period       Expenses      (Describe)     (Describe)(B)      Period
- ---------------------------------------------------------------------------------------------------------------
Year ended January 1, 1995   (A)          $2,894         $1,017            -            ($694)          $3,217

Year ended January 1, 1994   (A)          $3,079         $  577            -            ($762)          $2,894

Year ended January 2, 1993   (A)          $2,673         $  424            -             ($18)          $3,079






(A) The amounts represent transactions for Accounts Receivable Allowance for Doubtful Accounts.

(B) The Allowance for Doubtful Accounts was reduced for accounts written-off against the reserve.


                                                               -18-

