Form 10-Q
period 1995-04-02
SERVICE MERCHANDISE CO INC
filed 1995-05-17
CIK 89107

                               FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

    [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 1995

                                  OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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
Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.
         As of April 30, 1995, there were 99,652,142 shares of Service Merchandise Company, Inc. common stock outstanding.

          SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES


                           TABLE OF CONTENTS
                                                     Page No.
PART I - FINANCIAL INFORMATION

    Consolidated Statements of Operations (Unaudited)
    - First Quarter Ended April 2, 1995 and April 3,
    1994 . . . . . . . . . . . . . . . . . . . . . .    3

    Consolidated Balance Sheets - April 2, 1995
    (Unaudited), April 3, 1994 (Unaudited) and
    January 1, 1995 . . . . . . . . . . . . . . . . .   4

    Consolidated Statements of Cash Flows (Unaudited)
    - First Quarter Ended April 2, 1995 and April 3,
    1994 . . . . . . . . . . . . . . . . . . . . . .    5

    Notes to Consolidated Financial Statements
    (Unaudited) . . . . . . . . . . . . . . . . . . .  6-7

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations (Unaudited). . 8-10


PART II - OTHER INFORMATION

    Other Information . . . . . . . . . . . . . . . .   11

    Exhibits . . . . . . . . . . . . . . . . . . . . .  12

SIGNATURES . . . . . . . . . . . . . . . . . . . . . .  13

                  SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations (Unaudited)
                          (In thousands, except per share data)

                                                                   First Quarter Ended
                                                                  ---------------------
                                                                  April 2,     April 3,
                                                                  ---------    ---------
                                                                    1995         1994
                                                                  ---------    ---------
Net sales                                                         $737,129     $724,209

Costs and expenses:
  Cost of merchandise sold and buying and occupancy expense        567,845      557,611
                                                                  ---------    ---------
  Gross margin after cost of merchandise sold and buying and
    occupancy expense                                              169,284      166,598

  Selling, general and administrative expenses                     174,170      155,213
  Depreciation and amortization                                     15,872       15,862
                                                                  ---------    ---------
Loss before interest and income taxes                              (20,758)      (4,477)

  Interest expense-debt                                             14,540       14,247
  Interest expense-capitalized leases                                2,422        2,644
                                                                  ---------    ---------
Loss before income tax benefit                                     (37,720)     (21,368)
Income tax benefit                                                 (14,711)      (8,547)
                                                                  ---------    ---------
Loss before extraordinary item                                     (23,009)     (12,821)
Extraordinary loss from early extinguishment of debt, net
  of tax benefit of $0 and $843, respectively                            -       (1,265)
                                                                  ---------    ---------
Net loss                                                          ($23,009)    ($14,086)
                                                                  =========    =========
Weighted average common shares and common
  share equivalents outstanding                                    101,111      101,688
                                                                  =========    =========

Per common share:
Loss before extraordinary item                                      ($0.23)      ($0.13)
Extraordinary loss from early extinguishment of debt, net
   of tax benefit                                                        -        (0.01)
                                                                  ---------    ---------
Net loss per common share                                           ($0.23)      ($0.14)
                                                                  =========    =========



See Notes to Consolidated Financial Statements.

                   SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                             Consolidated Balance Sheets
                        (In thousands, except per share data)
                                                                           (Unaudited)
                                                                     ----------------------
                                                                       April 2,    April 3,  January 1,
                                                                         1995        1994     1995 (1)
                                                                     ----------  ----------  ----------
ASSETS

Current Assets:
  Cash and cash equivalents                                             $24,958     $23,988    $173,264
  Accounts receivable, net of allowance of
    $3,377, $3,180 and $3,217, respectively                              42,041      41,986      55,134
  Refundable income taxes                                                 4,044           -           -
  Inventories                                                         1,179,813   1,095,461   1,004,282
  Prepaid expenses                                                       32,259      36,764      27,778
                                                                     ----------  ----------  ----------
    TOTAL CURRENT ASSETS                                              1,283,115   1,198,199   1,260,458

Property and equipment:
  Owned assets, net of accumulated depreciation of
    $469,561, $420,345 and $456,589, respectively                       586,461     572,957     594,772
  Capitalized leases, net of accumulated amortization of
    $76,777, $70,332 and $76,033, respectively                           50,035      58,076      51,932
Other assets and deferred charges                                        21,149      27,033      19,740
                                                                     ----------  ----------  ----------
    TOTAL ASSETS                                                     $1,940,760  $1,856,265  $1,926,902
                                                                     ==========  ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable to banks                                               $229,000     $75,000           -
  Accounts payable                                                      564,430     563,197    $639,766
  Accrued expenses                                                      168,441     143,734     205,709
  State and local sales taxes                                            28,555      28,605      61,668
  Income taxes                                                                -       3,414      39,364
  Current maturities of long-term debt                                    9,367      75,433      13,098
  Current maturities of capitalized lease obligations                     7,923       8,065       7,871
                                                                     ----------  ----------  ----------
    TOTAL CURRENT LIABILITIES                                         1,007,716     897,448     967,476

Long-term debt                                                          543,908     612,132     544,808
Capitalized lease obligations                                            71,843      79,941      73,615
Deferred income taxes                                                     4,627         968       4,627
                                                                     ----------  ----------  ----------
    TOTAL LIABILITIES                                                 1,628,094   1,590,489   1,590,526
                                                                     ----------  ----------  ----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value, authorized 4,600 shares,
    undesignated as to rate and other rights, none issued
  Series A Junior Preferred Stock, $1 par value, authorized
    400 shares, none issued
  Common stock, $.50 par value, authorized 500,000 shares, issued
    and outstanding 99,650, 99,388 and 99,818 shares, respectively       49,825      49,694      49,909
  Additional paid-in capital                                              5,421       4,058       6,115
  Deferred compensation                                                  (2,712)       (876)     (2,789)
  Retained earnings                                                     260,132     212,900     283,141
                                                                     ----------  ----------  ----------
    TOTAL SHAREHOLDERS' EQUITY                                          312,666     265,776     336,376
                                                                     ----------  ----------  ----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $1,940,760  $1,856,265  $1,926,902
                                                                     ==========  ==========  ==========

(1) Derived from fiscal year ended January 1, 1995 audited financial statements.


See Notes to Consolidated Financial Statements.

                  SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows (Unaudited)
                                   (In thousands)
                                                                        First Quarter Ended
                                                                        -------------------
                                                                        April 2,   April 3,
                                                                        -------------------
                                                                          1995       1994
                                                                        --------- ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              ($23,009) ($14,086)

  Adjustments to reconcile net loss to net
    cash used by operating activities:
  Depreciation and amortization                                           16,594    17,822
  Loss on disposal of property and equipment                                   4       157
  Write-off debt issuance cost                                                 -        90
  Changes in assets and liabilities (net of disposition):
    Accounts receivable, net                                              13,093    11,028
    Inventories                                                         (175,531) (156,202)
    Prepaid expenses                                                      (4,481)   (6,866)
    Accounts payable                                                     (75,336)  (67,526)
    Accrued expenses and state and local sales taxes                     (70,373)  (74,663)
    Income taxes                                                         (43,408)  (51,500)
                                                                        --------- ---------
  NET CASH USED BY OPERATING ACTIVITIES                                 (362,447) (341,746)
                                                                        --------- ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment - owned                             (5,740)  (11,322)
  Proceeds from the disposal of property and equipment                       100        62
  Other, net                                                              (1,861)     (444)
                                                                        --------- ---------
  NET CASH USED BY INVESTING ACTIVITIES                                   (7,501)  (11,704)
                                                                        --------- ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings                                    229,000    75,000
  Repayment of long-term debt                                             (4,643)  (20,951)
  Repayment of capitalized lease obligations                              (1,756)   (1,872)
  Exercise of stock options and forfeiture of restricted stock, net         (959)      169
                                                                        --------- ---------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                              221,642    52,346
                                                                        --------- ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                               (148,306) (301,104)

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD                            173,264   325,092
                                                                        --------- ---------
CASH AND CASH EQUIVALENTS-END OF PERIOD                                  $24,958   $23,988
                                                                        ========= =========


See Notes to Consolidated Financial Statements.

             SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

A. The consolidated financial statements, except for the consolidated balance sheet as of January 1, 1995, have been prepared by the Company without audit.

    In management's opinion, the information and amounts furnished in this report reflect all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of the financial position and results of operations for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current year's presentation. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1995.

    The Company has historically incurred a net loss for the first quarter of the year due to the seasonality of its business. The results of operations for the first quarter ended April 2, 1995 and April 3, 1994 are not necessarily indicative of the operating results for the entire fiscal year.

B. The first quarters ended April 2, 1995 and April 3, 1994 each contained 91 selling days.

C. The net loss per common share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding.

D. Cash payments for interest for the first quarter ended April 2, 1995 and April 3, 1994 were $10.9 million and $11.4 million, respectively. Cash payments for income taxes for the first quarter ended April 2, 1995 and April 3, 1994 were $28.7 million and $42.1 million, respectively. The Company considers all highly liquid investments purchased as part of its daily cash management activities to be cash equivalents. Such investments are generally made for periods covering 1 to 30 days.

E. On June 8, 1994, the Company completed a $600 million Reducing Revolving Credit Facility which replaced its existing $475 million Revolving Credit Facility and $122 million outstanding under the existing Secured Term Loan. The maximum commitment level for the new facility reduces $25 million annually until reaching $475 million at December 31, 1998. The maximum commitment level for the year ending December 30, 1995 is $575 million. The $600 million Reducing Revolving Credit Facility extends the maturity of the Company's working capital facility from December 31, 1995 to June 8, 1999, reduces the effective interest rate on those borrowings to LIBOR + 1.0% from LIBOR + 1.5% (both rates include a 3/8% facility fee on the committed amount), releases the security interests held in connection with the prior facility and provides for generally less restrictive covenants. The Reducing Revolving Credit Facility includes a $400 million competitive bid facility which allows the Company to solicit bids from its lenders to borrow at interest rates below the contractual rate. Short-term borrowings related to the Credit Facility were $229 million as of April 2, 1995.

             SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)(continued)

    On April 13, 1995, the Company amended the existing Reducing Revolving Credit Facility to allow for increased operating flexibility within certain financial covenants and the potential for an increase in the applicable interest rate to LIBOR + 1.25% from LIBOR + 1.00% should the Company's senior unsecured debt rating decrease to BB- and Ba3 as rated by Standard & Poor's and Moody's, respectively.

F. During the first quarter of fiscal 1994, the Company incurred an extraordinary loss of $1.3 million, or $0.01 per share, related to the early extinguishment of $17 million of high-coupon mortgages with interest rates ranging between 10% and 12.5%.


                                     -7-
<page 8>
            SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS (UNAUDITED)

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

FIRST QUARTER ENDED APRIL 2, 1995 VS. FIRST QUARTER ENDED
APRIL 3, 1994

NET SALES

Net sales for the first quarter of 1995 were $737.1 million compared to $724.2 million last year, representing an increase of $12.9 million, or 1.8%. Comparable store sales decreased 3.3% for the first quarter as compared to last year. The decrease was attributable to the generally weak retail environment experienced throughout the first quarter, a shift in the Company's promotional calendar, and to a lesser extent, Easter falling later than in the prior year. The sales mix between jewelry and hardlines in the quarter was essentially unchanged from the same quarter in the prior year. At the end of the first quarter, Service Merchandise was operating a total of 408 catalog stores, a net increase of 18 stores from a year ago.

GROSS MARGIN

The gross margin for the first quarter of fiscal 1995, including buying and occupancy expense, was $169.3 million, or 23.0% of net sales, as compared with $166.6 million, or 23.0% of net sales, a year ago. Merchandise margin rates, before buying and occupancy expense, for both jewelry and hardlines increased as compared to last year. Hardlines margins strengthened to a greater degree than jewelry. This improvement in the overall merchandise margin rate was offset by the increased occupancy costs associated with the 18 net stores opened over the past year and an increase in transportation costs.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited) (continued)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $174.2 million, or 23.6% of net sales, for the first quarter of 1995 versus $155.2 million, or 21.4% of net sales, in the year-earlier quarter. Developments contributing to the higher expense percentage included planned increases in store payroll, costs associated with operating new stores opened since the first quarter of 1994 and the decline in comparable store sales. The Company also experienced, to a lesser extent, higher advertising costs from a year ago due to increases in postal rates and paper costs.

INTEREST EXPENSE

Interest expense for the first quarter of 1995 was $17.0 million as compared to the first quarter of 1994 of $16.9 million. Interest expense for the quarter remained flat in part because an increase in short-term rates, in general, affecting the Company's variable rate debt was offset by the negotiation of interest rate reductions on the Reducing Revolving Credit Facility and lower capital lease interest payments.

TAXES ON INCOME

The Company recognized an income tax benefit of $14.7 million and $8.5 million for the first quarter ended April 2, 1995 and April 3, 1994, respectively. The effective tax rates for the quarter ended April 2, 1995 and April 3, 1994 were 39% and 40%, respectively. For the fiscal year ended January 1, 1995 the effective income tax rate was 39%.

EXTRAORDINARY ITEMS

In the first quarter of fiscal 1994, the Company incurred an extraordinary loss of $1.3 million, or $0.01 per share, related to the early extinguishment of $17 million of high coupon mortgages with interest rates ranging between 10% and 12.5%.

LIQUIDITY AND CAPITAL RESOURCES

Working capital totaled $275.4 million at the end of the first quarter of 1995, a decrease of 8.4% from working capital at April 3, 1994 of $300.8 million which primarily resulted from an increase in short-term borrowings resulting from the refinancing of the Secured Term Loan offset by increased inventory levels. The current ratio at both April 2, 1995 and April 3, 1994 was 1.3:1.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited) (continued)

Working capital requirements fluctuate significantly during the year due to the seasonal nature of the retail catalog store business.
These requirements are financed through a combination of internally generated cash flow from operating activities and short-term seasonal borrowings. At April 2, 1995, short-term borrowings totaled $229.0 million ($328.4 million available for borrowing) compared to $75.0 million ($359.1 million available for borrowing) at April 3, 1994, an increase of $154.0 million. The increase is primarily attributable to the refinancing of the Secured Term Loan referred to below as well as increased inventory levels.

On June 8, 1994, the Company completed a $600 million Reducing Revolving Credit Facility which replaced its existing $475 million Revolving Credit Facility and $122 million outstanding under the existing Secured Term Loan. The maximum commitment level for the new facility reduces $25 million annually until reaching $475 million at December 31, 1998. The maximum commitment level for the year ending December 30, 1995 is $575 million. The $600 million Reducing Revolving Credit Facility extends the maturity of the Company's working capital facility from December 31, 1995 to June 8, 1999, reduces the effective interest rate on those borrowings to LIBOR + 1.0% from LIBOR + 1.5% (both rates include a 3/8% facility fee on the committed amount), releases the security interests held in connection with the prior facility and provides for generally less restrictive covenants. The Reducing Revolving Credit Facility includes a $400 million competitive bid facility which allows the Company to solicit bids from its lenders to borrow at interest rates below the contractual rate. Short-term borrowings related to the Credit Facility were $229 million as of April 2, 1995.

On April 13, 1995, the Company amended the existing Reducing Revolving Credit Facility to allow for increased operating flexibility within certain financial covenants and the potential for an increase in the applicable interest rate to LIBOR + 1.25% from LIBOR + 1.00% should the Company's senior unsecured debt rating decrease to BB- and Ba3 as rated by Standard & Poor's and Moody's, respectively.

Total long-term debt, including current maturities and capitalized leases, decreased to $633.0 million at April 2, 1995 from $775.6 million at April 3, 1994. The decrease in total long-term debt was primarily the result of the prepayment of the $122 million Term Loan, the early extinguishment of a $10.1 million mortgage and $13.7 million of scheduled payments for mortgages, Industrial Revenue Bond's and capitalized lease obligations.

Additions to owned property and equipment were $5.7 million for the first quarter ended April 2, 1995 compared to $11.3 million for the same quarter last year. The Company opened a net of 2 catalog stores during the first quarter ended April 2, 1995, and the Company plans for the new store growth rate to be approximately 3% for fiscal 1995. In fiscal 1994, the Company opened a net of 15 catalog stores. The Company expects to incur capital expenditures of approximately $60 million during fiscal 1995 and plans to fund these expenditures through a combination of cash flow from operations and borrowings under the Reducing Revolving Credit Facility.

                      PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in the Rights of the Company's Security Holders

         On April 13, 1995, the Company amended the existing Reducing Revolving Credit Facility to allow for increased operating flexibility within certain financial covenants and the potential for an increase in the applicable interest rate to LIBOR + 1.25% from LIBOR + 1.00% should the Company's senior unsecured debt rating decrease to BB-and Ba3 as rated by Standard & Poor's and Moody's, respectively.

Item 3.  Defaults by the Company on Its Senior Securities

         Not applicable.

Item 4.  Results of Votes of Security Holders

         Not applicable.


Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         6(a) Exhibits filed with this Form 10-Q

         Exhibit No. Under Item
         601 of Regulation S-K       Brief Description
         ----------------------      -----------------

             4.1 Amendment No. 1 to Credit Agreement effective April 13, 1995 among Service Merchandise Company, Inc., various Banks and Chemical Bank as Administrative Agent.

            11                       Statement re:
                                     Computation of Net Loss
                                     Per Common Share for
                                     the First Quarter Ended
                                     April 2, 1995 and
                                     April 3, 1994.

            27                       Financial Data Schedule
                                     for the First Quarter ended
                                     April 2, 1995.

         6(b) Reports on Form 8-K

         There were no reports on Form 8-K during the first quarter ended April 2, 1995.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SERVICE MERCHANDISE
                                        COMPANY, INC.


    Date:  May 12, 1995                 /s/  Raymond Zimmerman
                                        ----------------------
                                        Raymond Zimmerman
                                        Chairman of the Board
                                        (Chief Executive Officer)





    Date:  May 12, 1995                 /s/  Gary M. Witkin
                                        ----------------------
                                        Gary M. Witkin
                                        President
                                        (Chief Operating Officer)





    Date:  May 12, 1995                 /s/  S. Cusano
                                        ----------------------
                                        S. Cusano
                                        Vice President and Chief
                                        Financial Officer (Chief
                                        Financial Officer)
                                        (Chief Accounting Officer)