Form 10-Q
period 1995-07-02
SERVICE MERCHANDISE CO INC
filed 1995-08-16
CIK 89107

                               FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

    [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 1995

                                  OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

         As of July 30, 1995, there were 99,661,243 shares of Service Merchandise Company, Inc. common stock outstanding.

          SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES


                           TABLE OF CONTENTS
                                                     Page No.
PART I - FINANCIAL INFORMATION

    Consolidated Statements of Operations (Unaudited)
    - Three and Six Periods Ended July 2, 1995 and
    July 3, 1994 . . . . . . . . . . . . . . . . . .    3

    Consolidated Balance Sheets - July 2, 1995
    (Unaudited), July 3, 1994 (Unaudited) and January
    1, 1995 . . . . . . . . . . . . . . . . . . . . .   4

    Consolidated Statements of Cash Flows (Unaudited)
    - Six Periods Ended July 2, 1995 and July 3, 1994   5

    Notes to Consolidated Financial Statements
    (Unaudited) . . . . . . . . . . . . . . . . . . .  6-7

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations (Unaudited) .  8-12


PART II - OTHER INFORMATION

    Other Information . . . . . . . . . . . . . . . . 13-14

    Exhibits  . . . . . . . . . . . . . . . . . . . .  15

SIGNATURES  . . . . . . . . . . . . . . . . . . . . .  16

                SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)
                     (In thousands, except per share data)

                                                               Three Periods Ended        Six Periods Ended
                                                              ----------------------  ------------------------
                                                               July 2,      July 3,      July 2,      July 3,
                                                              ---------    ---------  -----------  -----------
                                                                1995         1994         1995         1994
                                                              ---------    ---------  -----------  -----------
Net sales                                                     $864,875     $845,934   $1,602,004   $1,570,143

Costs and expenses:
  Cost of merchandise sold and buying and occupancy expenses   650,571      645,702    1,218,416    1,203,313
                                                              ---------    ---------  -----------  -----------
  Gross margin after cost of merchandise sold and buying and
    occupancy expenses                                         214,304      200,232      383,588      366,830

  Selling, general and administrative expenses                 177,287      168,538      351,457      323,751
  Depreciation and amortization                                 16,011       15,900       31,883       31,762
                                                              ---------    ---------  -----------  -----------
Earnings before interest and income taxes                       21,006       15,794          248       11,317

  Interest expense-debt                                         17,242       15,336       31,782       29,583
  Interest expense-capitalized leases                            2,372        2,582        4,794        5,226
                                                              ---------    ---------  -----------  -----------
Earnings (loss) before income taxes (benefit)                    1,392       (2,124)     (36,328)     (23,492)
Income taxes (benefit)                                             543         (850)     (14,168)      (9,397)
                                                              ---------    ---------  -----------  -----------
Earnings (loss) before extraordinary item                          849       (1,274)     (22,160)     (14,095)
Extraordinary loss from early extinguishment of debt, net
  of tax benefit of $0, $2,708, $0 and $3,551, respectively          -       (4,061)           -       (5,326)
                                                              ---------    ---------  -----------  -----------
Net earnings (loss)                                               $849      ($5,335)    ($22,160)    ($19,421)
                                                              =========    =========  ===========  ===========
Weighted average common shares and common
  share equivalents outstanding                                101,032      101,377      101,074      101,534
                                                              =========    =========  ===========  ===========

Per common share:
Earnings (loss) before extraordinary item                        $0.01       ($0.01)      ($0.22)      ($0.14)
Extraordinary loss from early extinguishment of debt, net
   of tax benefit                                                    -        (0.04)           -        (0.05)
                                                              ---------    ---------  -----------  -----------
Net earnings (loss) per common share                             $0.01       ($0.05)      ($0.22)      ($0.19)
                                                              =========    =========  ===========  ===========

See Notes to Consolidated Financial Statements.


                       SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                                  Consolidated Balance Sheets
                             (In thousands, except per share data)
                                                                          (Unaudited)
                                                                    ----------------------
                                                                      July 2,     July 3,   January 1,
                                                                       1995        1994      1995 (1)
                                                                    ----------- ----------- -----------
ASSETS

Current Assets:
  Cash and cash equivalents                                            $23,565     $19,497    $173,264
  Accounts receivable, net of allowance of
    $3,213, $3,002 and $3,217, respectively                             45,361      41,350      55,134
  Refundable income taxes                                                4,688       2,083           -
  Inventories                                                        1,125,064   1,081,806   1,004,282
  Prepaid expenses                                                      36,342      29,657      27,778
                                                                    ----------- ----------- -----------
    TOTAL CURRENT ASSETS                                             1,235,020   1,174,393   1,260,458

Property and Equipment:
  Owned assets, net of accumulated depreciation of
    $481,310, $432,138 and $456,589, respectively                      579,374     568,891     594,772
  Capitalized leases, net of accumulated amortization of
    $77,720, $72,109 and $76,033, respectively                          48,095      55,855      51,932
Other assets and deferred charges                                       23,811      20,991      19,740
                                                                    ----------- ----------- -----------
    TOTAL ASSETS                                                    $1,886,300  $1,820,130  $1,926,902
                                                                    =========== =========== ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable to banks                                              $315,300    $281,600           -
  Accounts payable                                                     421,243     462,519    $639,766
  Accrued expenses                                                     170,674     138,399     205,709
  State and local sales taxes                                           30,138      32,334      61,668
  Income taxes                                                               -           -      39,364
  Current maturities of long-term debt                                   1,714      13,097      13,098
  Current maturities of capitalized lease obligations                    7,395       7,863       7,871
                                                                    ----------- ----------- -----------
    TOTAL CURRENT LIABILITIES                                          946,464     935,812     967,476

Long-term debt                                                         551,340     545,307     544,808
Capitalized lease obligations                                           70,124      77,593      73,615
Deferred income taxes                                                    4,627         968       4,627
                                                                    ----------- ----------- -----------
    TOTAL LIABILITIES                                                1,572,555   1,559,680   1,590,526
                                                                    ----------- ----------- -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value, authorized 4,600 shares,
    undesignated as to rate and other rights, none issued
  Series A Junior Preferred Stock, $1 par value, authorized
    400 shares, none issued
  Common stock, $.50 par value, authorized 500,000 shares, issued
    and outstanding 99,654, 99,352 and 99,818 shares, respectively      49,827      49,676      49,909
  Additional paid-in capital                                             5,432       3,781       6,115
  Deferred compensation                                                 (2,495)       (572)     (2,789)
  Retained earnings                                                    260,981     207,565     283,141
                                                                    ----------- ----------- -----------
    TOTAL SHAREHOLDERS' EQUITY                                         313,745     260,450     336,376
                                                                    ----------- ----------- -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $1,886,300  $1,820,130  $1,926,902
                                                                    =========== =========== ===========
(1)  Derived from fiscal year ended January 1, 1995
     audited financial statements.

       See Notes to Consolidated Financial Statements.

                        SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows (Unaudited)
                                          (In thousands)
                                                                        Six Periods Ended
                                                                     -----------------------
                                                                      July 2,       July 3,
                                                                     -----------------------
                                                                       1995          1994
                                                                     ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           ($22,160)     ($19,421)

  Adjustments to reconcile net loss to net
    cash used by operating activities:
  Depreciation and amortization                                        33,291        34,909
  Loss on disposal of property and equipment                               72         1,772
  Write-off debt issuance cost                                              -         6,830
  Changes in assets and liabilities (net of disposition):
    Accounts receivable, net                                            9,773        11,664
    Inventories                                                      (120,782)     (142,547)
    Prepaid expenses                                                   (8,564)          241
    Accounts payable                                                 (218,523)     (168,204)
    Accrued expenses and state and local sales taxes                  (66,559)      (76,187)
    Income taxes                                                      (44,052)      (56,997)
                                                                     ---------     ---------
NET CASH USED BY OPERATING ACTIVITIES                                (437,504)     (407,940)
                                                                     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment - owned                         (12,874)      (22,965)
  Proceeds from the disposal of property and equipment                    148           135
  Other assets, net                                                    (4,869)         (654)
                                                                     ---------     ---------
NET CASH USED BY INVESTING ACTIVITIES                                 (17,595)      (23,484)
                                                                     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in debt issuance costs                                        (105)       (1,763)
  Proceeds from short-term borrowings                                 315,300       281,600
  Repayment of long-term debt                                          (4,877)     (150,125)
  Repayment of capitalized lease obligations                           (3,967)       (4,163)
  Exercise of stock options and forfeiture of restricted stock, net      (951)          280
                                                                     ---------     ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             305,400       125,829
                                                                     ---------     ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                            (149,699)     (305,595)

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD                         173,264       325,092
                                                                     ---------     ---------
CASH AND CASH EQUIVALENTS-END OF PERIOD                               $23,565       $19,497
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

    The Company has historically incurred a net loss for the first half of the year due to the seasonality of its business. The results of operations for the second quarter ended July 2, 1995 and July 3, 1994 are not necessarily indicative of the operating results for the entire fiscal year.

B. The second quarter of fiscal 1995 ended July 2, 1995 and contained 90 selling days versus the second quarter of fiscal 1994 which ended July 3, 1994 and contained 91 selling days. Year to date ended July 2, 1995 contained 181 selling days versus year to date ended July 3, 1994 which contained 182 selling days.

C. The net earnings (loss) per common share is computed by dividing the net earnings (loss) by the weighted average number of common shares and common share equivalents outstanding.

D. Cash payments for interest for the six periods ended July 2, 1995 and July 3, 1994 were $35.4 million and $33.0 million, respectively. Cash payments for income taxes for the six periods ended July 2, 1995 and July 3, 1994 were $29.9 million and $44.0 million, respectively. The Company considers all highly liquid investments purchased as part of its daily cash management activities to be cash equivalents. Such investments are generally made for periods covering 1 to 30 days.

E. On June 8, 1994, the Company completed a $600 million Reducing Revolving Credit Facility which replaced its existing $475 million Revolving Credit Facility and $122 million outstanding under the existing Secured Term Loan. The maximum commitment level for the new facility reduces $25 million annually until reaching $475 million at December 31, 1998. Currently, the maximum commitment level is $575 million. The $600 million Reducing Revolving Credit Facility extended the maturity of the Company's working capital facility from December 31, 1995 to June 8, 1999, reduced the effective interest rate on those borrowings to LIBOR + 1.0% from LIBOR + 1.5% (both rates include a 3/8% facility fee on the committed amount), released the security interests held in connection with the prior facility and provided for generally less restrictive covenants. The Reducing Revolving Credit Facility includes a $400 million competitive bid facility which allows the Company to solicit bids from its lenders to borrow at interest rates below the contractual rate. Short-term borrowings related to the Credit Facility were $315.3 million and $281.6 million as of July 2, 1995 and July 3, 1994, respectively.

          SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (UNAUDITED)(continued)

    On April 13, 1995, the Company amended the existing Reducing Revolving Credit Facility to allow for increased operating flexibility within certain financial covenants and the potential for an increase in the applicable interest rate to LIBOR + 1.25% from LIBOR + 1.00% should the Company's senior unsecured debt rating decrease to BB- and Ba3 as rated by Standard & Poor's and Moody's, respectively. During the first half of 1995, the effective interest rate was LIBOR + 1.00%. A copy of the amendment was filed as an Exhibit to the Company's Form 10-Q for the quarter ended April 2, 1995.

F. During the first half of fiscal 1994, the Company incurred an extraordinary loss of $5.3 million, or $0.05 per share. This extraordinary loss included a $1.3 million charge in the first quarter of 1994 resulting from the early extinguishment of $17 million of high-coupon mortgages with interest rates ranging between 10% and 12.5% and a non-cash extraordinary loss of $4.0 million, or $0.04 per share, related to a write-off of deferred finance charges, in the second quarter of 1994, associated with the refinancing of the Company's $475 million Revolving Credit Facility and $122 million Term Loan (See Note E).

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

SECOND QUARTER ENDED JULY 2, 1995 VS. SECOND QUARTER ENDED
JULY 3, 1994

NET SALES

Net sales for the second quarter of 1995 were $864.9 million compared to $845.9 million for the comparable quarter of 1994, representing an increase of $19.0 million or 2.2%. Comparable store sales decreased 0.3% in the quarter as compared to the same quarter a year ago. Sales were weak early in the quarter, however the pace of sales improved as the quarter progressed. Jewelry sales increased at a rate greater than that experienced in hardlines. At the end of the second quarter, Service Merchandise was operating 405 stores, a net increase of 14 stores from a year ago.

GROSS MARGIN

Gross margin, after buying and occupancy expenses, for the second quarter of 1995 was $214.3 million, or 24.8% of net sales, compared to $200.2 million, or 23.7% of net sales, a year ago. The improved gross margin rate is attributable to improved pricing and promotion of higher margin categories of merchandise. The shift in sales mix towards jewelry also contributed to the increase in the gross margin rate.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited) (continued)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the second quarter were $177.3 million, or 20.5% of net sales, versus $168.5 million, or 19.9% of net sales, in the comparable quarter a year ago. Factors contributing to the higher expense percentage were increased advertising costs relating to a net of four additional publications in the quarter as well as generally higher paper and postage costs. Additionally, store payroll increased due to the Company's customer service initiatives begun late in the second quarter of 1994 and expenses associated with operating the 14 net stores opened since the second quarter of 1994 contributed to the increase in expense for the quarter.

INTEREST EXPENSE

Interest expense increased to $19.6 million in the quarter as compared to $17.9 million in the second quarter of 1994. The increase in interest expense is primarily attributable to higher variable interest rates in general and higher borrowings under the Company's credit facilities.

TAXES ON INCOME

The Company recognized an income tax expense of $0.5 million and an income tax benefit of $0.9 million for the second quarter ended July 2, 1995 and July 3, 1994, respectively. The effective tax rates for the quarter ended July 2, 1995 and July 3, 1994 were 39% and 40%, respectively. For the fiscal year ended January 1, 1995 the effective income tax rate was 39%.

SIX PERIODS ENDED JULY 2, 1995 VS. SIX PERIODS ENDED JULY 3, 1994

NET SALES

Net sales for the first half of 1995 were $1,602.0 million, an increase of 2.0% from the first half of 1994. Comparable store sales decreased 1.7% in the first half of 1995 as compared to the first half of 1994. The decrease in comparable store sales was attributable to a generally weak retail environment. The comparable store sales trend improved somewhat in the second quarter in both jewelry and hardlines.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited) (continued)

GROSS MARGIN

Gross margin, after taking into account buying and occupancy expenses, for the six periods ended July 2, 1995 was $383.6 million, or 23.9% of net sales, as compared to $366.8 million, or 23.4% of net sales, for the same period a year ago. Merchandise margin rates for both jewelry and hardlines increased at similar rates over last year due to improved pricing and promotion of higher margin categories and merchandise. This improvement in the overall merchandise margin rate was partially offset by the increased occupancy costs associated with the 14 net stores opened over the past year and an increase in transportation costs. The shift in sales mix towards jewelry during the second quarter also contributed to the higher gross margin rate.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to $351.5 million, or 21.9% of net sales, for the six periods ended July 2, 1995 as compared to $323.8 million, or 20.6% of net sales, for the same sales period a year ago. Developments contributing to the higher expense percentage included planned increases in store payroll relating to the Company's customer service initiatives combined with expenses associated with operating the 14 net stores opened since the second quarter of 1994 and the decline in comparable store sales. To a lesser extent, higher advertising costs were incurred due to a net of six additional publications in the first half of the year and increases in postal rates and paper costs.

INTEREST EXPENSE

Interest expense for the first half of 1995 was $36.6 million as compared to $34.8 million for the same period a year ago. Higher variable interest rates in general and, to a lesser extent, higher borrowings under the Company's credit facilities precipitated the additional expense.

TAXES ON INCOME

The Company recognized an income tax benefit of $14.2 million for the six periods ended July 2, 1995 compared to an income tax benefit of $9.4 million for the same period a year ago. The estimated annual effective tax rates for the six periods ended July 2, 1995 and July 3, 1994 were 39% and 40%, respectively. For the fiscal year ended January 1, 1995 the effective income tax rate was 39%.

EXTRAORDINARY ITEMS

During the first half of fiscal 1994, the Company incurred an extraordinary loss of $5.3 million, or $0.05 per share. This extraordinary loss included a $1.3 million charge in the first quarter of 1994 resulting from the early extinguishment of $17 million of high-coupon mortgages with interest rates ranging between 10% and 12.5% and a non-cash extraordinary loss of $4.0 million, or $0.04 per share, related to a write-off of deferred finance charges, in the second quarter of 1994, associated with the refinancing of the Company's $475 million Revolving Credit Facility and $122 million Term Loan.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited) (continued)


LIQUIDITY AND CAPITAL RESOURCES

Working capital totaled $288.6 million at July 2, 1995, an increase of 21.0% from working capital at July 3, 1994 of $238.6 million which primarily resulted from increased inventory levels and the refinancing of a $7.8 million mortgage effecting a reclassification from short-term to long-term debt. The current ratio at both July 2, 1995 and July 3, 1994 was 1.3:1.

Working capital requirements fluctuate significantly during the year due to the seasonal nature of the retail catalog store business. These requirements are financed through a combination of internally generated cash flow from operating activities and short-term seasonal borrowings. At July 2, 1995, short-term borrowings totaled $315.3 million ($244.1 million available for borrowing) compared to $281.6 million ($276.6 million available for borrowing) at July 3, 1994, an increase of $33.7 million. The increase is primarily attributable to increased inventory levels.

On June 8, 1994, the Company completed a $600 million Reducing Revolving Credit Facility which replaced its existing $475 million Revolving Credit Facility and $122 million outstanding under the existing Secured Term Loan. The maximum commitment level for the new facility reduces $25 million annually until reaching $475 million at December 31, 1998. Currently, the maximum commitment level is $575 million. The $600 million Reducing Revolving Credit Facility extended the maturity of the Company's working capital facility from December 31, 1995 to June 8, 1999, reduced the effective interest rate on those borrowings to LIBOR + 1.0% from LIBOR + 1.5% (both rates include a 3/8% facility fee on the committed amount), released the security interests held in connection with the prior facility and provided for generally less restrictive covenants. The Reducing Revolving Credit Facility includes a $400 million competitive bid facility which allows the Company to solicit bids from its lenders to borrow at interest rates below the contractual rate. Short-term borrowings related to the Credit Facility were $315.3 million and $281.6 million as of July 2, 1995 and July 3, 1994, respectively.

On April 13, 1995, the Company amended the existing Reducing Revolving Credit Facility to allow for increased operating flexibility within certain financial covenants and the potential for an increase in the applicable interest rate to LIBOR + 1.25% from LIBOR + 1.00% should the Company's senior unsecured debt rating decrease to BB- and Ba3 as rated by Standard & Poor's and Moody's, respectively. During the first half of 1995, the effective interest rate was LIBOR + 1.00%. A copy of the amendment was filed as an Exhibit to the Company's Form 10-Q for the quarter ended April 2, 1995.

Total debt, including current maturities and capitalized leases, decreased to $630.6 million at July 2, 1995 from $643.9 million at July 3, 1994. The decrease in total long-term debt was the result of scheduled payments for capitalized lease obligations, mortgages and Industrial Revenue Bonds.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited) (continued)


Additions to owned property and equipment were $12.9 million for the six periods ended July 2, 1995 compared to $23.0 million for the same period last year. The Company operated 405 catalog stores as of July 2, 1995, a net increase of 14 stores from a year ago. Company plans call for a new store growth rate of approximately 3% for 1995, some of which will replace existing stores which will be closed. The Company has closed three stores since the beginning of the fiscal year. The increased pace of store closures in the second quarter as compared to last year is due to the Company's allowance of lease expirations on several stores where the return on investment was not deemed adequate. The Company has reviewed underperforming and marginally performing stores and as a result, has adopted a slightly more aggressive store closure policy in an effort to increase returns on store investment. The Company expects to incur capital expenditures of approximately $50 million during fiscal 1995 and plans to fund these expenditures through a combination of cash flow from operations and borrowings under the Reducing Revolving Credit Facility.

                      PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in the Rights of the Company's Security Holders

         Not applicable.

Item 3.  Defaults by the Company on Its Senior Securities

         Not applicable.

Item 4.  Results of Votes of Security Holders

         At the Company's Annual Meeting of Shareholders which was held on April 19, 1995, the following four proposals were approved:
         1) The election of three Class III directors to serve concurrent terms of three years until their successors are duly elected and qualified. The persons nominated for election to the Board of Directors received the number of votes shown opposite their respective names:

                                For       Against  Withheld  Non-Vote
                             ----------  --------- --------  --------
         Raymond Zimmerman   83,436,973  1,346,097  612,072        -
         Harold Roitenberg   83,712,255    932,267  750,620        -
         Gary M. Witkin      82,715,095  1,955,010  725,037        -

         2) The proposal to amend the Company's Amended and Restated 1989 Employee Stock Incentive Plan (the "Stock Incentive Plan") to increase the number of shares issuable thereunder, to extend the term during which awards may be made under the Stock Incentive Plan and to limit the amount of stock-based awards that may be granted to any single officer or key employee under that plan. The proposal received the following votes:

                                For       Against  Withheld   Non-Vote
                             ----------  --------- --------  ----------
                             69,403,270  1,990,509  835,617  21,165,746

         3) The proposal to approve for purposes of federal tax laws the Company's Executive Management Incentive Program. The proposal received the following votes:
                                For      Against   Withheld  Non-Vote
                             ---------- ---------- --------  --------
                             69,699,203 14,941,948  699,370   54,621

         4) Selection of Deloitte & Touche LLP as the Company's independent public accountants for fiscal year 1995. The proposal received the following votes:
                                For      Against   Withheld  Non-Vote
                             ---------- ---------  --------  --------
                             84,534,665   433,840   426,637        -

          Current Directors whose terms have not expired and who were therefore not up for re-election:

                                                Year Term to Expire In
                                                ----------------------
          Richard P. Crane, Jr.                         1996
          Charles V. Moore                              1996
          R. Maynard Holt                               1997
          James E. Poole                                1997

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         6(a) Exhibits filed with this Form 10-Q

         Exhibit No. Under Items
         601 of Regulation S-K           Brief Description
         -----------------------         -----------------

                11                       Statement re
                                         Computation of Earnings (Loss)
                                         Per Common Share for
                                         the Three Periods Ended
                                         and Six Periods Ended
                                         July 2, 1995 and July 3, 1994

                27                       Financial Data Schedule
                                         for the Six Periods Ended
                                         July 2, 1995


         6(b) Reports on Form 8-K

              There were no reports on Form 8-K during the three periods ended July 2, 1995.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SERVICE MERCHANDISE
                                        COMPANY, INC.


    Date:  August 10, 1995               /s/  Raymond Zimmerman
                                        ------------------------
                                        Raymond Zimmerman
                                        Chairman of the Board
                                        (Chief Executive Officer)





    Date:  August 10, 1995               /s/  Gary M. Witkin
                                        ------------------------
                                        Gary M. Witkin
                                        President
                                        (Chief Operating Officer)





    Date:  August 10, 1995               /s/  S. Cusano
                                        ------------------------
                                        S. Cusano
                                        Vice President and Chief Financial
                                        Officer (Chief Financial Officer)
                                        (Chief Accounting Officer)