Form 10-Q
period 1995-10-01
SERVICE MERCHANDISE CO INC
filed 1995-11-15
CIK 89107

                               FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 1995

                                  OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                              --------------  --------------
Commission File No. 1-9223

                   SERVICE MERCHANDISE COMPANY, INC.
        (Exact name of registrant as specified in its charter)

         TENNESSEE                                    62-0816060
    (State or other Jurisdiction of                   (I.R.S.Employer
    incorporation or organization)                    Identification No.)
                    P. O. Box 24600, Nashville, TN
                              37202-4600
                           (Mailing Address)
             7100 Service Merchandise Drive, Brentwood, TN
                 (Address of principal executive offices)
                                 37027
                              (Zip code)
                            (615) 660-6000
           (Registrant's telephone number including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No
    -----    ----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.
        As of October 29, 1995, there were 99,673,104 shares of Service Merchandise Company, Inc. common stock outstanding.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS
                                                                Page No.
PART I - FINANCIAL INFORMATION

    Consolidated Statements of Operations (Unaudited) -
    Three and Nine Periods Ended October 1, 1995 and
    October 2, 1994 . . . . . . . . . . . . . . . . . . . . .       3

    Consolidated Balance Sheets - October 1, 1995
    (Unaudited), October 2, 1994 (Unaudited) and
    January 1, 1995 . . . . . . . . . . . . . . . . . . . . .       4

    Consolidated Statements of Cash Flows (Unaudited) -
    Nine Periods Ended October 1, 1995 and October 2, 1994 . .      5

    Notes to Consolidated Financial Statements (Unaudited) . .     6-7

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations (Unaudited). . . . . .     8-11


PART II - OTHER INFORMATION

    Other Information . . . . . . . . . . . . . . . . . . . . .     12

    Exhibits . . . . . . . . . . . . . . . . . . . . . . . . .      13

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .      14

                      SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                       Consolidated Statements of Operations (Unaudited)
                             (In thousands, except per share data)

                                                                 Three Periods Ended     Nine Periods Ended
                                                                --------------------   -----------------------
                                                                 Oct. 1,    Oct. 2,     Oct. 1,      Oct. 2,
                                                                --------   ---------   ----------   ----------
                                                                  1995       1994        1995         1994
                                                                --------   --------    ----------   ----------
Net sales                                                       $730,031   $757,662    $2,332,035   $2,327,805

Costs and expenses:
  Cost of merchandise sold and buying and occupancy expenses     553,868    582,414     1,772,284    1,785,727
                                                                --------   --------    ----------   ----------
  Gross margin after cost of merchandise sold and buying and
    occupancy expenses                                           176,163    175,248       559,751      542,078

  Selling, general and administrative expenses                   154,062    157,794       505,519      481,545
  Depreciation and amortization                                   14,763     15,064        46,646       46,826
                                                                --------   --------    ----------   ----------
Earnings before interest and income taxes                          7,338      2,390         7,586       13,707

  Interest expense-debt                                           19,011     17,089        50,793       46,672
  Interest expense-capitalized leases                              2,327      2,515         7,121        7,741
                                                                --------   --------    ----------   ----------
Loss before income tax benefit                                   (14,000)   (17,214)      (50,328)     (40,706)
Income tax benefit                                                (5,460)    (6,885)      (19,628)     (16,282)
                                                                --------   --------    ----------   ----------
Loss before extraordinary item                                    (8,540)   (10,329)      (30,700)     (24,424)
Extraordinary loss from early extinguishment of debt, net
  of tax benefit of $3,551.                                            -          -             -       (5,326)
                                                                --------   --------    ----------    ---------
Net loss                                                         ($8,540)  ($10,329)     ($30,700)    ($29,750)
                                                                ========   ========    ==========    =========
Weighted average common shares and common
  share equivalents outstanding                                  101,857    101,094       101,395      101,391
                                                                ========   ========    ==========    =========

Per common share:
Loss before extraordinary item                                    ($0.08)    ($0.10)       ($0.30)      ($0.24)
Extraordinary loss from early extinguishment of debt, net
   of tax benefit                                                      -          -             -        (0.05)
                                                                --------   --------    ----------    ---------
Net loss per common share                                         ($0.08)    ($0.10)       ($0.30)      ($0.29)
                                                                ========   ========    ==========    =========

See Notes to Consolidated Financial Statements.

                      SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                                 Consolidated Balance Sheets
                            (In thousands, except per share data)

                                                            (Unaudited)
                                                      ---------------------
                                                        Oct. 1,    Oct. 2,  January 1,
                                                         1995       1994      1995 (1)
                                                      ---------- ---------- ----------
ASSETS

Current Assets:
  Cash and cash equivalents                              $18,901    $15,864   $173,264
  Accounts receivable, net of allowance of
    $3,022, $3,151 and $3,217, respectively               36,456     39,261     55,134
  Refundable income taxes                                 12,193     12,538          -
  Inventories                                          1,328,436  1,327,219  1,004,282
  Prepaid expenses                                        65,050     50,230     27,778
                                                      ---------- ---------- ----------
    TOTAL CURRENT ASSETS                               1,461,036  1,445,112  1,260,458

Property and Equipment:
  Owned assets, net of accumulated depreciation of
    $492,527, $443,958 and $456,589, respectively        574,319    574,891    594,772
  Capitalized leases, net of accumulated amortization
    of $79,624, $74,076 and $76,033, respectively         46,391     53,889     51,932
Other assets and deferred charges                         22,894     19,849     19,740
                                                      ---------- ---------- ----------
    TOTAL ASSETS                                      $2,104,640 $2,093,741 $1,926,902
                                                      ========== ========== ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable to banks                                $445,700   $425,400          -
  Accounts payable                                       517,448    596,262   $639,766
  Accrued expenses                                       169,076    148,029    205,709
  State and local sales taxes                             28,734     30,166     61,668
  Income taxes                                                 -          -     39,364
  Current maturities of long-term debt                     1,830     13,126     13,098
  Current maturities of capitalized lease obligations      7,413      7,894      7,871
                                                      ---------- ---------- ----------
    TOTAL CURRENT LIABILITIES                          1,170,201  1,220,877    967,476

Long-term debt                                           554,577    545,061    544,808
Capitalized lease obligations                             68,400     75,876     73,615
Deferred income taxes                                      5,993      1,696      4,627
                                                      ---------- ---------- ----------
    TOTAL LIABILITIES                                  1,799,171  1,843,510  1,590,526
                                                      ---------- ---------- ----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value, authorized 4,600
   shares, undesignated as to rate and other rights,
   none issued
  Series A Junior Preferred Stock, $1 par value,
   authorized 400 shares, none issued
  Common stock, $.50 par value, authorized 500,000
   shares, issued and outstanding 99,670, 99,334 and
   99,818 shares, respectively                            49,835     49,667     49,909
  Additional paid-in capital                               5,466      3,640      6,115
  Deferred compensation                                   (2,273)      (312)    (2,789)
  Retained earnings                                      252,441    197,236    283,141
                                                      ---------- ---------- ----------
    TOTAL SHAREHOLDERS' EQUITY                           305,469    250,231    336,376
                                                      ---------- ---------- ----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $2,104,640 $2,093,741 $1,926,902
                                                      ========== ========== ==========
(1)  Derived from fiscal year ended January 1, 1995
     audited financial statements.

       See Notes to Consolidated Financial Statements.

                       SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows (Unaudited)
                                          (In thousands)
                                                                      Nine Periods Ended
                                                                    -----------------------
                                                                       Oct. 1,     Oct. 2,
                                                                    ----------- -----------
                                                                        1995        1994
                                                                    ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            ($30,700)   ($29,750)


  Adjustments to reconcile net loss to net
    cash used by operating activities:
  Depreciation and amortization                                         48,748      50,472
  Deferred taxes on income                                               1,366         728
  Loss on disposal of property and equipment                               198       1,735
  Write-off debt issuance cost                                               -       6,830
  Changes in assets and liabilities (net of disposition):
    Accounts receivable, net                                            18,678      13,753
    Inventories                                                       (324,154)   (387,960)
    Prepaid expenses                                                   (37,272)    (20,332)
    Accounts payable                                                  (122,318)    (34,461)
    Accrued expenses and state and local sales taxes                   (68,114)    (68,644)
    Income taxes                                                       (51,557)    (67,452)
                                                                    ----------- -----------
NET CASH USED BY OPERATING ACTIVITIES                                 (565,125)   (535,081)
                                                                    ----------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment - owned                          (23,597)    (43,873)
  Proceeds from the disposal of property and equipment                   1,492       1,901
  Other assets, net                                                     (4,315)         47
                                                                    ----------- -----------
NET CASH USED BY INVESTING ACTIVITIES                                  (26,420)    (41,925)
                                                                    ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in debt issuance costs                                         (199)     (1,783)
  Proceeds from short-term borrowings                                  445,700     425,400
  Proceeds from long-term debt                                           3,600       3,200
  Repayment of long-term debt                                           (5,137)   (153,554)
  Repayment of capitalized lease obligations                            (5,873)     (5,850)
  Exercise of stock options and forfeiture of restricted stock, net       (909)        365
                                                                    ----------- -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              437,182     267,778
                                                                    ----------- -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                             (154,363)   (309,228)

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD                          173,264     325,092
                                                                    ----------- -----------
CASH AND CASH EQUIVALENTS-END OF PERIOD                                $18,901     $15,864
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

    The Company has historically incurred a net loss for the first three quarters of the year due to the seasonality of its business. The results of operations for the third quarter ended October 1, 1995 and October 2, 1994 are not necessarily indicative of the operating results for the entire fiscal year.

B. The third quarters ended October 1, 1995 and October 2, 1994 each contained 91 selling days. Year to date ended October 1, 1995 contained 272 selling days versus year to date ended October 2, 1994 which contained 273 selling days.

C. The net loss per common share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding.

D. Cash payments for interest for the nine periods ended October 1, 1995 and October 2, 1994 were $50.0 million and $47.3 million, respectively. Cash payments for income taxes for the nine periods ended October 1, 1995 and October 2, 1994 were $30.3 million and $46.9 million, respectively. The Company considers all highly liquid investments purchased as part of its daily cash management activities to be cash equivalents. Such investments are generally made for periods covering 1 to 30 days.

E. On June 8, 1994, the Company completed a $600 million Reducing Revolving Credit Facility which replaced its existing $475 million Revolving Credit Facility and $122 million outstanding under the existing Secured Term Loan. The maximum commitment level for the new facility reduces $25 million annually until reaching $475 million at December 31, 1998. Currently, the maximum commitment level is $575 million. The $600 million Reducing Revolving Credit Facility extended the maturity of the Company's working capital facility from December 31, 1995 to June 8, 1999, reduced the effective interest rate on those borrowings to LIBOR + 1.0% from LIBOR + 1.5% (both rates include a 3/8% facility fee on the committed amount), released the security interests held in connection with the prior facility and provided for generally less restrictive covenants. The Reducing Revolving Credit Facility includes a $400 million competitive bid facility which allows the Company to solicit bids from its lenders to borrow at interest rates below the contractual rate. Short-term borrowings related to the Credit Facility were $445.7 million and $425.4 million as of October 1, 1995 and October 2, 1994, respectively.

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


THIRD QUARTER ENDED OCTOBER 1, 1995 VS. THIRD QUARTER ENDED
OCTOBER 2, 1994

NET SALES

Net sales for the third quarter of 1995 were $730.0 million compared to $757.7 million in the third quarter of 1994, representing a 3.6% decrease. Comparable store sales decreased 6.8%. The decline was the result of decreased circulation of core advertising materials, a less aggressive promotional pricing program and the overall weak retail environment. Sales weakened as the quarter progressed, in part reflecting a difficult comparison to the heavy promotional environment that existed in the latter half of the third quarter of 1994. Total jewelry sales were essentially unchanged with hardlines experiencing a decline. At the end of the third quarter of 1995, Service Merchandise was operating 406 stores, a net increase of 13 stores from a year ago.

GROSS MARGIN

Gross margin after buying and occupancy expenses for the third quarter of 1995 was $176.2 million, or 24.1% of net sales, compared to $175.2 million, or 23.1% of net sales, a year ago. The improved gross margin rates reflect the Company's focus on higher margin categories and the shift in sales mix towards jewelry. Buying and occupancy expenses increased as a percent of sales due to the comparable store sales decline; this partially offset the increased gross margin rate.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited) (continued)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the third quarter were $154.1 million, or 21.1% of net sales, compared to $157.8 million, or 20.8% of net sales, a year ago. The decrease in expense dollars reflects tighter controls over employment costs and general expenses. Advertising costs increased in the quarter despite reductions in the distribution of core marketing materials designed to offset increased paper and postage costs. The expense increase relates primarily to the increased number of pages in the fall catalog and the addition of two major market newspaper inserts.

INTEREST EXPENSE

Interest expense increased to $21.3 million in the quarter as compared to $19.6 million in the third quarter of 1994. The increase in interest expense is primarily attributable to higher variable interest rates this year as compared to last year.

TAXES ON INCOME

The Company recognized an income tax benefit of $5.5 million and $6.9 million for the third quarters ended October 1, 1995 and October 2, 1994, respectively. The effective tax rates for the quarter ended October 1, 1995 and October 2, 1994 were 39% and 40%, respectively. For the fiscal year ended January 1, 1995 the effective income tax rate was 39%.

NINE PERIODS ENDED OCTOBER 1, 1995 VS. NINE PERIODS ENDED OCTOBER 2, 1994

NET SALES

Net sales for the first three quarters of 1995 were $2,332.0 million, an increase of 0.2% from net sales for the first three quarters of 1994 of $2,327.8 million. Comparable store sales decreased 3.3% in the first three quarters of 1995 primarily due to an overall weak retail environment.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited) (continued)

GROSS MARGIN

Gross margin, after taking into account buying and occupancy expenses, for the nine periods ended October 1, 1995 was $559.8 million, or 24.0% of net sales as compared to $542.1 million, or 23.3% of net sales, for the same period a year ago. Merchandise margin rates for both jewelry and hardlines increased at similar rates over last year due to improved pricing and promotion of higher margin categories and merchandise. This improvement in the overall merchandise margin rate was partially offset by the increased occupancy costs associated with the 13 net stores opened over the past year and an increase in transportation costs. The shift in sales mix towards jewelry throughout the year also contributed to the higher gross margin rate.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to $505.5 million, or 21.7% of net sales, for the nine periods ended October 1, 1995 as compared to $481.5 million, or 20.7% of net sales, for the same sales period a year ago. Developments contributing to the higher expenses included planned increases in store payroll in the first half of the year relating to the Company's customer service initiatives combined with higher advertising costs resulting from nine additional non-core publications in effect during the period as compared to the same period last year and increases in postal rates and paper costs. The increase in advertising costs was partially offset by reductions in the distribution of core marketing materials in the third quarter.

INTEREST EXPENSE

Interest expense for the first three quarters of 1995 was $57.9 million as compared to $54.4 million for the same period a year ago. The increase was primarily attributable to higher variable interest rates under the Company's credit facilities.

TAXES ON INCOME

The Company recognized an income tax benefit of $19.6 million for the nine periods ended October 1, 1995 compared to an income tax benefit of $16.3 million for the same period a year ago. The estimated annual effective tax rates for the nine periods ended October 1, 1995 and October 2, 1994 were 39% and 40%, respectively. For the fiscal year ended January 1, 1995 the effective income tax rate was 39%.

EXTRAORDINARY ITEMS

During the first half of fiscal 1994, the Company incurred an extraordinary loss of $5.3 million, or $0.05 per share. This extraordinary loss included a $1.3 million charge in the first quarter of 1994 resulting from the early extinguishment of $17 million of high coupon mortgages with interest rates ranging between 10% and 12.5% and a non-cash extraordinary loss of $4.0 million, or $0.04 per share, related to a write-off of deferred finance charges, in the second quarter of 1994, associated with the refinancing of the Company's $475 million Revolving Credit Facility and $122 million Term Loan.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited) (continued)


LIQUIDITY AND CAPITAL RESOURCES

Working capital totaled $290.8 million at October 1, 1995, an increase of 29.7% from working capital at October 2, 1994 of $224.2 million. Short-term borrowings totaled $445.7 million at October 1, 1995 ($116.2 million available for borrowing) compared to $425.4 million at October 2, 1994 ($134.7 million available for borrowing), an increase of $20.3 million. The increase in both working capital and short-term borrowings is primarily attributable to lower comparable store sales and decreased inventory turnover. Working capital requirements fluctuate significantly during the year due to the seasonal nature of the Company's business. These requirements are financed through a combination of internally generated cash flow from operating activities and short-term seasonal borrowings. The current ratio at both October 1, 1995 and October 2, 1994 was 1.2:1.

On June 8, 1994, the Company completed a $600 million Reducing Revolving Credit Facility which replaced its existing $475 million Revolving Credit Facility and $122 million outstanding under the existing Secured Term Loan. The maximum commitment level for the new facility reduces $25 million annually until reaching $475 million at December 31, 1998. Currently, the maximum commitment level is $575 million. The $600 million Reducing Revolving Credit Facility extended the maturity of the Company's working capital facility from December 31, 1995 to June 8, 1999, reduced the effective interest rate on those borrowings to LIBOR + 1.0% from LIBOR + 1.5% (both rates include a 3/8% facility fee on the committed amount), released the security interests held in connection with the prior facility and provided for generally less restrictive covenants. The Reducing Revolving Credit Facility includes a $400 million competitive bid facility which allows the Company to solicit bids from its lenders to borrow at interest rates below the contractual rate. Short-term borrowings related to the Credit Facility were $445.7 million and $425.4 million as of October 1, 1995 and October 2, 1994, respectively.

Total debt, including current maturities and capitalized leases, decreased to $632.2 million at October 1, 1995 from $642.0 million at October 2, 1994. The decrease in total debt was primarily the result of scheduled payments for capitalized lease obligations, mortgages, and Industrial Revenue Bonds.

Additions to owned property and equipment were $23.6 million for the nine periods ended October 1, 1995 compared to $43.9 million for the same period last year. The Company operated 406 catalog stores as of October 1, 1995, a net increase of 13 stores from a year ago. Company plans call for new stores opening at a rate of approximately 3% for 1995, some of which will replace existing stores which will be closed. The Company expects to incur capital expenditures of approximately $50 million primarily for new store openings during fiscal 1995 and plans to fund these expenditures through a combination of cash flow from operations and borrowings under the Reducing Revolving Credit Facility.

<PAGE 12>
                      PART II - OTHER INFORMATION

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

Item 6.  Exhibits and Reports on Form 8-K

         6(a) Exhibits filed with this Form 10-Q

         Exhibit No. Under Items
         601 of Regulation S-K         Brief Description
         ---------------------         -----------------

                11                     Statement re
                                       Computation of Loss
                                       Per Common Share for
                                       the Three Periods Ended
                                       and Nine Periods Ended
                                       October 1, 1995 and October 2, 1994

                27                     Financial Data Schedule
                                       for the Nine Periods Ended
                                       October 1, 1995


         6(b) Reports on Form 8-K

              There were no reports on Form 8-K during the three periods ended October 1, 1995.

<PAGE 14>
                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SERVICE MERCHANDISE
                                        COMPANY, INC.


    Date: November 10, 1995             /s/  Raymond Zimmerman
                                        ----------------------
                                        Raymond Zimmerman
                                        Chairman of the Board
                                        and Chief Executive Officer
                                        (Chief Executive Officer)



   Date: November 10, 1995              /s/  Gary M. Witkin
                                        ----------------------
                                        Gary M. Witkin
                                        President and Chief Operating Officer
                                        (Chief Operating Officer)



  Date: November 10, 1995               /s/  S. Cusano
                                        ----------------------
                                        S. Cusano
                                        Vice President and
                                        Chief Financial Officer
                                        (Chief Financial Officer)
                                        (Chief Accounting Officer)