Form 10-K405
period 1995-12-31
SERVICE MERCHANDISE CO INC
filed 1996-04-01
CIK 89107

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
 X    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
- ---   Act of 1934 (Fee Required) for the fiscal year ended December 31,
      1995 or
- ---   Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 (No Fee Required) for the transition period
      from            to              .
          -----------    ------------

Commission File No. 1-9223
                        SERVICE MERCHANDISE COMPANY, INC.
             (Exact name of registrant as specified in its charter)

           TENNESSEE                                                                            62-0816060
      (State or other jurisdiction of                                                         (I.R.S. Employer
      incorporation or organization)                                                          Identification No.)

P.O. Box 24600, Nashville, TN (mailing address)                                                 37202-4600
7100 Service Merchandise Drive, Brentwood, TN                                                      37027
     (Address of principal executive offices)                                                    (Zip Code)

Registrant's telephone number including area code:                                            (615) 660-6000

Securities registered pursuant to Section 12(b) of the Act:
                                                                                             Name of Exchange on
Title of Class                                                                                Which Registered
- --------------                                                                                ----------------
Common Stock ($.50 Par Value)                                                                New York Stock Exchange
Series A Junior Preferred Stock Purchase Rights                                              New York Stock Exchange
9% Senior Subordinated Debentures                                                            New York Stock Exchange
8 3/8% Senior Notes                                                                          New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:                                        None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---
State the aggregate market value (based on the closing price as reported on the New York Stock Exchange) of the voting stock held by non-affiliates of the registrant as of March 1, 1996: $466,370,708. This calculation assumes that all shares of Common Stock beneficially held by officers and members of the Board of Directors of the Registrant are owned by "affiliates," a status which each of the officers and directors individually disclaims.

               Class                                                                        Outstanding at March 1, 1996
               -----                                                                        ----------------------------
Common Stock($.50 Par Value)                                                                         99,718,813
                                                                                       Parts in Form 10-K Where Documents
Documents Incorporated by Reference                                                         Are Incorporated by Reference
- -----------------------------------                                                         -----------------------------
Portions of Registrant's Proxy Statement dated March 11, 1996                                          Part III
Portions of Registrant's Annual Report to Shareholders for the
fiscal year ended December 31, 1995                                                                Parts II and IV

                                           Exhibit Index located on Pages 12-15

                                     TABLE OF CONTENTS AND CROSS-REFERENCE SHEET
                                     -------------------------------------------

                                                                                                              Page
                                                                                                               No.
                                                                                                              ----
PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3
- ------

   Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3-5
   Item 2.  Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5-7
   Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8
   Item 4.  Submission of Matters to a Vote of Security-Holders  . . . . . . . . . . . . . . . . . . . .       8
            Executive Officers of the Registrant   . . . . . . . . . . . . . . . . . . . . . . . . . . .      8-9

PART II  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9
- -------

   Item 5.  Market for Registrant's Common Stock and
            Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9-10

   Item 6.  Selected Financial Data                                 Page 10 of the Registrant's 1995 Annual Report to
                                                                    Shareholders for the year ended December 31, 1995 which
                                                                    is incorporated herein by reference.
   Item 7.  Management's Discussion and Analysis of                 Pages 11 through 14 of the Registrant's 1995 Annual
            Financial Condition and Results of                      Report to Shareholders for the year ended
            Operations                                              December 31, 1995 which are incorporated herein by
                                                                    reference.
   Item 8.  Financial Statements and Supplementary                  Pages 15 through 31 of the Registrant's 1995 Annual
            Data                                                    Report to Shareholders for the year ended
                                                                    December 31, 1995 which are incorporated herein by
                                                                    reference.
   Item 9.  Changes in and Disagreements With
            Independent Auditors on Accounting
            and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11
- --------

   Item 10. Directors and Executive Officers of the                 Pages 2 through 5 of the Registrant's Proxy Statement
            Registrant                                              dated March 11, 1996 which are incorporated herein by
                                                                    reference.
   Item 11. Executive Compensation                                  Pages 7 through 16 of the Registrant's Proxy Statement
                                                                    dated March 11, 1996 which are incorporated herein by
                                                                    reference.
   Item 12. Security Ownership of Certain Beneficial                Pages 5 and 6 of the Registrant's Proxy Statement dated
            Owners and Management                                   March 11, 1996 which are incorporated
                                                                    herein by reference.
   Item 13. Certain Relationships and Related                       Page 18 of the Registrant's Proxy Statement dated March
            Transactions                                            11, 1996 which is incorporated herein by reference.

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12
- -------

   Item 14. Exhibits, Financial Statement Schedule, and
            Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12-15

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16

INTRODUCTORY
- ------------
Except where the context indicates otherwise, the "Company" is a term used to refer to the overall operations of Service Merchandise Company, Inc. and its past and present subsidiaries and the "Registrant" means Service Merchandise Company, Inc. as a separate corporate entity and does not refer to subsidiaries. The information included in this Form 10-K is, unless indicated to be given as of a specified date or for a specified period, given as of the date of this report, which is December 31, 1995.

                                     PART I
                                     ------
Item 1.    Business
- -------    --------
Service Merchandise, with 409 stores in 37 states, is one of the nation's largest retailers of jewelry, and offers a wide selection of brand-name hardgoods in its other product lines. The major categories of goods offered by the Company are fine jewelry (including diamonds), housewares, small appliances, giftware, silverware, cameras, luggage, radios, televisions and other home electronics, patio, lawn and garden accessories, sporting goods and toys.

General

The Company's franchise is built around selling nationally advertised brand-name hardgoods and quality jewelry at value prices. The customer has the opportunity to pre-select merchandise from the Company's annual catalog which is distributed in early fall each year. The catalog, which had 632 pages in 1995, is supplemented by a spring catalog of 176 pages, a gift registry guide of 48 pages and a combination of direct mail flyers and newspaper inserts distributed approximately every other week of the year. The catalogs, flyers and newspaper inserts describe the majority of merchandise offered for sale by the Company and list the Company's selling price and a reference price. The reference price is either the selling price suggested by the manufacturer, or is determined by comparison shopping and/or the application of a standard markup to the cost of an item. The Company's fall and spring catalogs are printed only once a year, with selling prices adjusted periodically through flyers and newspaper inserts to reflect changes in merchandise costs or to provide clearance pricing. Although the typical customer pre-selects merchandise from a catalog, flyer or newspaper insert, the actual purchase usually takes place in a Company store, where the customer has physical access to the merchandise. Customers may also purchase goods through mail or telephone order, although this represents a small portion of the Company's total sales.

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

- -------  --------------------
Virtually every transaction in the store that involves payment, customer information or inventory is recorded and transmitted, on a daily basis, via satellite to the central database at the Company's home office. In addition, by use of the computer, customers are provided with alternate suggestion items, back-order information, on-line mail orders, a gift registry, special orders and layaway information. Most of the Company's stores are equipped with "Service Express," a user-friendly computer which allows customers to verify item availability, place their order, tender payment via credit card, update their address and designate an item as a gift registry purchase.

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

The Company's information systems enhance the effectiveness of its catalog mailings and advertising campaigns by tracking customers' purchases and tailoring the Company's mailing lists to meet specific objectives. The Company maintains a 24-million customer database of household information which is updated with each purchase. This database allows management to target customers based on specific criteria, including the categories purchased, the frequency of purchases and the value of those purchases.

Seasonality and Competition

The Company's business is highly seasonal, with the Christmas season being the largest volume selling period of the year. In preparation for the Christmas season, the Company significantly increases its merchandise inventories, which are financed by internally generated funds and short-term borrowings. Fourth quarter net sales accounted for 42.0% of total net sales in fiscal 1995.

The Company is engaged in a highly competitive business and competes with most nationally known jewelry and hardline retail merchandisers, including department, general merchandise, specialty and discount stores. Many of these competitors are larger and have greater financial resources than the Company. The Company considers quality, value, merchandise mix, service and location to be the most significant competitive factors in its retailing business. The Company operates on high volume, low profit margin principles. Its profitability is primarily dependent upon the large sales volume generated during the fourth quarter of its fiscal year.

Suppliers

The Company purchases merchandise from approximately 1,721 suppliers, most of which are manufacturers. In fiscal 1995, the largest vendor accounted for approximately 4.0% of total disbursements for inventory items; however, the Company believes it would experience no difficulty in obtaining comparable quality merchandise from alternate sources. Most merchandise is shipped to the Company's central distribution facilities and transported to the stores by commercial contract carriers.

The Company's direct import program is responsible for sourcing and repackaging many promotional and seasonal items from abroad. Direct imports, which totaled approximately $276 million in fiscal 1995, allow the Company to reduce many traditional cost factors, thereby lowering the cost of merchandise sold in several product lines. In addition to its direct import program, the Company imports diamonds, gemstones and gold which are used by suppliers in the manufacture of jewelry items.
                                      -4-

- -------  --------------------
Employees

The number of persons employed by the Company fluctuates seasonally. During the fiscal year ended December 31, 1995, the number of active employees varied from approximately 26,850 to approximately 48,500, including both permanent and temporary employees. As of December 31, 1995, the Company had 26,824 permanent employees, of whom 83% were hourly-paid personnel engaged in non-supervisory activities; the balance consisted of administrative, executive, distribution center and store management personnel. None of the Company's employees are covered by a collective bargaining agreement. The Company has never experienced a work stoppage due to a labor disagreement and regards its employee relations as satisfactory.

Certain Factors that may affect Operating Results

The Company's results of operations may be affected from time to time by a number of factors, including without limitation:

     (a) trends in the economy as a whole, which may effect consumer confidence and consumer demand for the types of goods sold by the Company;

     (b) competitive pressures from other retailers, including specialized retailers and discount stores;

     (c) labor costs;

     (d) costs of goods purchased by the Company;

     (e) real estate occupancy and development costs;

     (f) advertising costs, including the cost of paper and postage;

     (g) financing costs;

     (h) costs associated with efforts to improve customer service and maintain an appropriate level of in-stock merchandise;

     (i) the ability of the Company to predict consumer demand as a whole, as well as demand for specific goods;

     (j) the ability of the Company to attract and retain customers by defining the Company's image within the marketplace and providing a positive shopping experience; and

     (k) costs associated with shipping, handling and inventory control.

These factors, among others, have affected the Company's results of operations in the past and could in the future cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

Item 2.  Properties
- -------  ----------
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

The Company operated five major distribution centers and one return center (Bowling Green, KY) as of December 31, 1995. These distribution centers are located in Florida, New York, Tennessee, Texas and Nevada and contain an aggregate of approximately 3,493,000 square feet as set forth below:
                                       -5-

- -------  ----------------------

         Center Location                  Sq. Feet             Owned/Leased                         Lease Term
         ---------------                  --------             ------------                         ----------
Orlando, FL                               460,000                 Leased             Primary term extends through 6/30/98 with
                                                                                          renewal options through 6/30/22

Montgomery, NY                            800,000             Sale/Leaseback           Primary term extends through 12/31/24

Nashville, TN
   (1)  Owned                             588,000                 Owned                           Not applicable
   (2)  Owned satellite                   268,000                 Owned                           Not applicable
   (3)  Leased satellite                  392,000                 Leased             Primary term extends through 1/31/01 with
                                                                                          renewal options through 1/31/05

Dallas, TX                                594,000                 Leased            Primary term extends through 1/31/01 with a
                                                                                          renewal option through 1/31/06

Henderson, NV                             391,000                 Leased               Primary term extends through 12/31/00

Bowling Green, KY (Return center)         180,000                 Leased            Primary term extends through 12/31/00 with
                                                                                         renewal options through 12/31/25

The Company anticipates that it would be able to obtain suitable replacement facilities should it not be able to renew the above leases.

As of December 31, 1995, the Company operated 409 retail stores (typically consisting of approximately 50,000 square feet) as follows:

                                                                                                    Number of Stores
                                                                                                    ----------------

Owned land and building                                                                                    103

Long-term ground lease with an owned building                                                               44

Owned land with industrial development financing under which the Company has ownership or a
right to obtain ownership of the building                                                                    3

Leased                                                                                                     276

Stores which have been subleased                                                                           (17)
                                                                                                           ---

Total                                                                                                      409
                                                                                                           ===


Most of the leases contain renewal or purchase options. See the Notes to Consolidated Financial Statements, which are incorporated herein by reference to the Registrant's 1995 Annual Report to Shareholders, for information concerning the Company's lease commitments.

For a listing of store locations, see page 7. The numbers in parentheses show the number of stores per state and where there is more than one store in any city, the number of stores in such city.

- ------  ----------------------

SERVICE MERCHANDISE COMPANY, INC.
STORE LOCATIONS

ALABAMA (8)                    GEORGIA (16)                  MARYLAND (5)               NEW YORK (24)             SOUTH CAROLINA (6)
  BIRMINGHAM (2)                 ATLANTA (12)                  COLUMBIA                   ALBANY                    CHARLESTON
  HUNTSVILLE (2)                 AUGUSTA                       FORESTVILLE                BINGHAMTON                COLUMBIA (2)
  MOBILE                         COLUMBUS                      FREDERICK                  BUFFALO (2)               GREENVILLE
  MONTGOMERY (2)                 MACON                         SALISBURY                  EAST MEADOW               GREENWOOD
  TUSCALOOSA                     SAVANNAH                      WALDORF                    FISHKILL                  SUMTER
ARIZONA (4)                    ILLINOIS (24)                 MASSACHUSETTS (11)           HARTSDALE               TENNESSEE (16)
  GLENDALE                       CHICAGO (24)                  AUBURN                     HUNTINGTON                CHATTANOOGA (2)
  MESA  (2)                    INDIANA (16)                    BOSTON (7)                 LAKE GROVE                JACKSON
  SCOTTSDALE                     BLOOMINGTON                   HOLYOKE                    LAWRENCE                  KINGSPORT
ARKANSAS (4)                     CLARKSVILLE                   LANESBORO/PITTSFIELD       MASSAPEQUA                KNOXVILLE (2)
  FAYETTEVILLE                   EVANSVILLE                    SWANSEA                    MIDDLETOWN                MEMPHIS (5)
  FORT SMITH                     FORT WAYNE (2)              MICHIGAN (14)                NANUET                    NASHVILLE (5)
  LITTLE ROCK (2)                GRIFFITH                      ANN ARBOR                  PATCHOQUE               TEXAS (48)
CALIFORNIA (23)                  INDIANAPOLIS (5)              DETROIT (9)                PLATTSBURGH               ABILENE
  LOS ANGELES (11)               KOKOMO                        FLINT                      POUGHKEEPSIE              AMARILLO
  MONTEBELLO                     LAFAYETTE                     LANSING (2)                QUEENS                    ARLINGTON (2)
  MURRIETA                       MERRILLVILLE                  WATERFORD                  ROCHESTER (2)             AUSTIN
  SALINAS                        SOUTH BEND                  MINNESOTA (1)                SARATOGA SPRINGS          BEAUMONT
  SAN FRANCISCO/OAKLAND (7)      TERRE HAUTE                   MINNEAPOLIS                SYRACUSE (2)              COLLEGE STATION
  SAN JOSE (2)                 IOWA (1)                      MISSISSIPPI (6)              UTICA                     CORPUS CHRISTI
COLORADO (6)                     DES MOINES                    GAUTIER                    YORKTOWN HEIGHTS          DALLAS (8)
  COLORADO SPRINGS             KANSAS (4)                      GULFPORT                 NORTH CAROLINA (9)          DENTON
  DENVER (4)                     HUTCHINSON                    HATTIESBURG                CHARLOTTE (3)             EL PASO (2)
  PUEBLO                         OVERLAND PARK                 JACKSON (2)                DURHAM                    FT. WORTH (3)
CONNECTICUT (8)                  WICHITA (2)                   MERIDIAN                   FAYETTEVILLE              HARLINGEN
  DANBURY                      KENTUCKY (7)                  MISSOURI (7)                 GASTONIA                  HOUSTON (11)
  DERBY                          FLORENCE                      INDEPENDENCE               GREENSBORO                LAKE JACKSON
  ENFIELD                        LEXINGTON                     SPRINGFIELD                RALEIGH (2)               LAREDO
  HARTFORD (3)                   LOUISVILLE (3)                ST. LOUIS (5)            OHIO (16)                   LONGVIEW
  ORANGE                         OWENSBORO                   NEBRASKA (3)                 AKRON                     LUBBOCK
  WATERBURY                      PADUCAH                       LINCOLN                    CINCINNATI (4)            MCALLEN (2)
DELAWARE  (3)                  LOUISIANA (14)                  OMAHA (2)                  COLUMBUS (4)              MIDLAND
  DOVER                          ALEXANDRIA                  NEVADA (3)                   LIMA                      SAN ANGELO
  WILMINGTON (2)                 BATON ROUGE (2)               LAS VEGAS (2)              MANSFIELD                 SAN ANTONIO (3)
FLORIDA (51)                     HOUMA                         RENO                       SANDUSKY                  TEMPLE
  BOCA RATON                     LAFAYETTE (2)               NEW HAMPSHIRE (5)            SPRINGFIELD               TYLER
  BOYNTON BEACH                  LAKE CHARLES                  DOVER                      TOLEDO (2)                WACO
  CORAL SPRINGS                  MONROE                        MANCHESTER                 YOUNGSTOWN              VERMONT (1)
  DAVIE                          NEW ORLEANS (3)               NASHUA                   OKLAHOMA (8)                BURLINGTON
  DAYTONA BEACH                  SHREVEPORT (2)                PLAISTOW                   ENID                    VIRGINIA (11)
  FT. MYERS                      SLIDELL                       SALEM                      NORMAN                    ALEXANDRIA (2)
  FT. PIERCE                   MAINE (5)                     NEW JERSEY (6)               OKLAHOMA CITY (3)         CHANTILLY
  GAINESVILLE                    AUBURN                        HAZLET                     TULSA (3)                 CHESAPEAKE
  JACKSONVILLE (3)               AUGUSTA                       PARAMUS                  PENNSYLVANIA (13)           DALE CITY
  LAKELAND                       BANGOR                        TURNERSVILLE               ALLENTOWN                 FREDERICKSBURG
  LEESBURG                       BRUNSWICK                     VOORHEES                   HARRISBURG                HAMPTON
  MELBOURNE                      PORTLAND                      WAYNE                      LANCASTER                 MANASSAS
  MIAMI/FT. LAUDERDALE (14)                                    WOODBRIDGE                 PHILADELPHIA (2)          NORFOLK
  NAPLES                                                     NEW MEXICO (2)               PITTSBURGH (6)            RICHMOND (2)
  OCALA                                                        ALBUQUERQUE                READING
  ORLANDO (6)                                                  LAS CRUCES                 SCRANTON
  PENSACOLA
  PORT CHARLOTTE
  SARASOTA
  STUART
  TALLAHASSEE (2)
  TAMPA/CLEARWATER/
  ST. PETERSBURG (8)
  W. PALM BEACH

                                                          -7-

Item 3.  Legal Proceedings
- -------  -----------------
L. Luria and Son, Inc. v. Sunrise Mills Limited Partnership, Western Sawgrass Mills Corp., and Service Merchandise Company, Inc. was filed on June 15, 1993 in the Circuit Court of the 17th Judicial Circuit, Broward County, Florida. Sunrise Mills Limited Partnership and Western Sawgrass Mills Corp. have settled the claims against them; therefore, Service Merchandise is the only remaining defendant. In November 1995, a Florida state court returned a verdict of $13.8 million against the Company based on an allegation that the Company interfered with a competitor's right to lease property. The Company intends to appeal the decision as it believes that the facts and law presented at the trial do not support the verdict. It is the opinion of management based on discussions with legal counsel that it is reasonably possible that 1) the Company will be successful in its appeal and 2) the outcome will not have a material effect on the Company's results of operations or financial position.


Item 4.  Submission of Matters to a Vote of Security-Holders
- -------  ---------------------------------------------------
There were no reportable items during the Company's fourth quarter.

Executive Officers of the Registrant (1)
- ------------------------------------
The following is a list of executive officers, their ages, positions and business experience during the past five years as of the date hereof:

Name, Age and Position
- ----------------------
Raymond Zimmerman, 63                                Chairman of the Board and Chief Executive Officer since October 1981;
Chairman of the Board and Chief                      President from July 1984 to November 1994 and from 1981 to October
Executive Officer                                    1983.  Board member of The Limited Stores, Columbus, Ohio.

Gary M. Witkin, 47                                   President and Chief Operating Officer since November 1994; Vice
President, Chief Operating Officer                   Chairman and Board member, Saks Fifth Avenue from October 1992 to
and Director                                         November 1994; Executive Vice-President of Dayton Hudson Corp. from
                                                     June 1991 to October 1992; President of the Marshall Fields & Co.,
                                                     division of Dayton Hudson Corp. from June 1990 to June 1991.

Glen A. Bodzy, 43                                    Secretary since July 1987; Vice President and General Counsel since May
Vice President, General Counsel and Secretary        1985.

S. Cusano, 42                                        Vice President and Chief Financial Officer since July 1993; Group Vice
Vice President and Chief Financial Officer           President - Finance from December 1991.  Vice President and Corporate
                                                     Controller of Revco D.S. Inc., a drugstore chain based in Cleveland,
                                                     Ohio, from January 1990 to November 1991.

Robert C. Eimers, 48                                 Senior Vice President, Human Resources since February 1995;  Vice
Senior Vice President, Human Resources               President, Human Resources of Sonoco Products Company from June 1988 to
                                                     January 1995.

                                                                     -8-

Harold Mulet, 44                                     Senior Vice President, Stores Organization since August 1995;
Senior Vice President, Stores Organization           Regional Vice President of Target division of the Dayton Hudson Corp.
                                                     from December 1988 to August 1995.

Richard Sellers, 51                                  Senior Vice President, Marketing and Advertising since May 1995; Vice
Senior Vice President, Marketing and Advertising     President, General Manager of Playtex Limited from February 1992 to May
                                                     1995; Vice President, Business Manager of Playtex Products, Inc. from
                                                     February 1989 to January 1992.

Charles Septer, 44                                   Senior Vice President, Jewelry Merchandising since April 1988.
Senior Vice President, Jewelry Merchandising

Steven F. McCann, 43                                 Operating Vice President of Finance and Corporate Controller since June
Operating Vice President of Finance,                 1994.  Vice President, Controller of Robinsons-May division of the May
Corporate Controller                                 Department Store Company from February 1993 to June 1994.  Vice
                                                     President, Controller of the May Company division of the May Department
                                                     Store Company from April 1992 to February 1993.  Divisional Vice
                                                     President, Divisional Controller of the May Company division of the May
                                                     Department Store Company from May 1989 to April 1992.

- -----------------------
(1)  All Executive Officers serve at the pleasure of the Board of Directors.


                                     PART II
                                     -------

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters
- ------- ------------------------------------------------------------------------
The Company's Common Stock trades on the New York Stock Exchange (NYSE) under the symbol SME. The number of record holders of common shares at March 1, 1996 and 1995 were 6,387 and 6,442, respectively.

High and low closing sales prices as reported by the NYSE for fiscal 1995 and 1994 were as follows:

1995                                               High                Low
- ----                                               ----                ---

First Quarter                                       5 1/4               4 1/8
Second Quarter                                      5 1/4               4 1/4
Third Quarter                                       7 7/8               5 3/8
Fourth Quarter                                      7 1/8               4 1/2

1994                                               High                Low
- ----                                               ----                ---

First Quarter                                      10                   7 5/8
Second Quarter                                      8                   6
Third Quarter                                       6 7/8               5
Fourth Quarter                                      6 1/2               4 1/4

The Company's Reducing Revolving Credit Facility contains various financial and other covenants, including limitations on the ability to pay dividends. The Company has not declared any cash dividends to shareholders for fiscal 1995 and 1994, respectively.

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

Item 6.  Selected Financial Data
- -------  -----------------------
Page 10 under the caption "Selected Financial Information" of the Registrant's 1995 Annual Report to Shareholders for the year ended December 31, 1995 is herein incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
- ------- -----------------------------------------------------------------------
          of Operations
          -------------
Pages 11 through 14 of the Registrant's 1995 Annual Report to Shareholders for the year ended December 31, 1995 under the caption "Management's Discussion and Analysis" are herein incorporated by reference.

Item 8.  Financial Statements and Supplementary Data
- -------  -------------------------------------------
As set forth in the Registrant's 1995 Annual Report to Shareholders for the year ended December 31, 1995, the following are incorporated herein by reference:

Description                                                                                                          Page
- -----------                                                                                                          ----
Consolidated Statements of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15

Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16

Consolidated Statements of Changes in Shareholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . . .        17

Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19-30

Quarterly Financial Information (Unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      29-30

Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       31

Item 9. Changes in and Disagreements With Independent Auditors on Accounting and
- ------- ------------------------------------------------------------------------
          Financial Disclosure
          --------------------
No reportable items.


                                    PART III
                                    --------


Item 10.  Directors and Executive Officers of the Registrant
- --------  --------------------------------------------------
Pages 2 through 5 under the caption "Election of Directors" of the Registrant's Proxy Statement dated March 11, 1996 filed with the Commission pursuant to Rule 14a-6(b) are incorporated herein by reference.

Pursuant to General Instruction G(3), information concerning Executive Officers of the Registrant is included in Part I, Item 4, under the caption "Executive Officers of the Registrant" of this Form 10-K.


Item 11.  Executive Compensation
- --------  ----------------------
Reference is made to the information on pages 7 through 16 of the Registrant's Proxy Statement dated March 11, 1996 filed with the Commission pursuant to Rule 14a-6(b), concerning executive compensation, which is herein incorporated by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
- --------  --------------------------------------------------------------
Reference is made to the information on pages 5 and 6 of the Registrant's Proxy Statement dated March 11, 1996 filed with the Commission pursuant to Rule 14a-6(b), concerning the beneficial ownership of Registrant's common stock, which is herein incorporated by reference.


Item 13.  Certain Relationships and Related Transactions
- --------  ----------------------------------------------
Reference is made to the information on page 18 of the Registrant's Proxy Statement dated March 11, 1996 filed with the Commission pursuant to Rule 14a-6(b), concerning certain relationships and related transactions, which is herein incorporated by reference.

                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
- --------  ----------------------------------------------------------------
 (a)       Documents filed as a part of this report.

           1.       Financial Statements

                    Reference is made to Part II, Item 8, captioned "Financial Statements and
                    Supplementary Data" (and accompanying index) which have been incorporated by reference from the Registrant's 1995 Annual Report to Shareholders for the year ended December 31, 1995.

           2.       Financial Statement Schedule

                            Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . .        17

                            Schedule
                            --------

                            II.  Valuation and Qualifying Accounts and Reserves . . . . . . . . .         18

                                      All other schedules are not applicable and have been omitted.

           3.      Exhibits and Index to Exhibits

         Exhibits filed with this Form 10-K:
         -----------------------------------
                     Exhibit No. Under
                        Item 601 of
                       Regulation S-K                                  Brief Description
                       --------------                                  -----------------
                             11              Statement re Computation of Earnings Per Common Share for
                                             fiscal years ended December 31, 1995,
                                             January 1, 1995 and January 1, 1994.

                             13              Portions of Service Merchandise Company, Inc. 1995 Annual
                                             Report to Shareholders for the fiscal year ended December
                                             31, 1995.

                             21              Subsidiaries of the Registrant.

                             23              Independent Auditors' consent relative to report on
                                             consolidated financial statements of Service Merchandise
                                             Company, Inc. for the fiscal year ended December 31, 1995.

                             27              Financial Data Schedule for the fiscal year ended December
                                             31, 1995.

         Exhibits incorporated herein by reference:
         ------------------------------------------
                   Exhibit No. Under                                                                           Exhibit No. in
                      Item 601 of                                                                              Document Where
                     Regulation S-K                           Brief Description                               Originally Filed
                     --------------                           -----------------                               ----------------
                           3.1          Registrant's Charter - State of Tennessee, as restated                       3.1
                                        May 1, 1989, as further amended on November 7, 1990
                                        and April 15, 1992 which is incorporated herein by
                                        reference from the Registrant's Form S-8 filed on
                                        September 8, 1993 (Registration No. 33-50185).

                           3.2          Registrant's By-Laws, as amended and restated as of                          3.2
                                        April 19, 1989, which are incorporated herein by
                                        reference from Registrant's Form 10-Q filed for the first
                                        quarter ended March 31, 1989.

                           4.1          Shareholders' Rights Agreement which is incorporated                         4(c)
                                        herein by reference from Registrant's Form 8-K dated
                                        February 8, 1988.

                           4.2          Amendment No. 1 to Shareholders' Rights Agreement                            4(c)
                                        which is incorporated herein by reference from
                                        Registrant's Current Report on Form 8-K dated
                                        May 5, 1989.

                           4.3          Amendment No. 2 to Shareholders' Rights Agreement which is                   4
                                        incorporated herein by reference from the Registrant's
                                        Form 10-K for the fiscal year ended January 1, 1995.

                           4.4          Note Purchase Agreement dated as of June 28, 1990                            4.2a
                                        concerning the refinancing of $90 million of the Real
                                        Estate Bridge Loan under Credit Agreement dated as
                                        of July 24, 1989 among the Registrant, Various Banks
                                        and Chemical Bank as Agent, which is incorporated
                                        herein by reference from the Registrant's Form 10-Q
                                        filed for the second quarter ended June 30, 1990.

                           4.5          Trust Indenture dated as of June 28, 1990 concerning                         4.2b
                                        the refinancing of $90 million of the Real Estate Bridge
                                        Loan under the Credit Agreement dated as of July 24,
                                        1989 among the Registrant, Various Banks and
                                        Chemical Bank as Agent, which is incorporated herein
                                        by reference from the Registrant's Form 10-Q filed for the second quarter ended June 30, 1990.

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


         Exhibits incorporated herein by reference (continued):
         ------------------------------------------------------

                  Exhibit No. Under                                                                              Exhibit No. in
                     Item 601 of                                                                                 Document Where
                    Regulation S-K                                   Brief Description                          Originally Filed
                    --------------                                   -----------------                          ----------------
                          4.7           First Supplemental Indenture, dated as of February 15, 1993,                   4.2
                                        between the Registrant and First American National Bank, as trustee, regarding the Registrant's $300,000,000 of 9% Senior
                                        Subordinated Debentures due 2004, which is incorporated herein by reference from Form 8-K dated February 17, 1993.

                          4.8           Form of Debenture, regarding the Registrant's $300,000,000 of                  4.3
                                        9% Senior Subordinated Debentures due 2004, which is
                                        incorporated herein by reference from Form 8-K dated
                                        February 17, 1993.

                          4.9           Indenture, dated as of October 15, 1993, between the Registrant and            4.1
                                        The First National Bank of Boston, as trustee, regarding the
                                        Registrant's $100,000,000 in principal amount of 8 3/8% Senior
                                        Notes due 2001, which is incorporated herein by reference from the
                                        Registrant's Form 8-K dated October 26, 1993.

                          4.10          First Supplemental Indenture, dated as of October 15, 1993, between            4.2
                                        the Registrant and The First National Bank of Boston, as trustee, regarding the Registrant's $100,000,000 in principal amount of 8
                                        3/8% Senior Notes due 2001, which is incorporated herein by reference from the Registrant's Form 8-K dated October 26, 1993.

                          4.11          Form of Notes, regarding the Registrant's $100,000,000 of                      4.3
                                        8 3/8% Senior Notes due 2001, which is incorporated herein by reference from the Registrant's Form 8-K dated
                                        October 26, 1993.

                          4.12          Credit Agreement dated as of June 8, 1994 among Service Merchandise            4.1
                                        Company, Inc., various Banks and Chemical Bank as Administrative
                                        Agent which is incorporated herein by reference from the
                                        Registrant's Form 10-Q filed for the second quarter ended July 3,
                                        1994.

                          4.13          Amendment No. 1 to Credit Agreement effective                                  4.1
                                        April 13, 1995 among Service Merchandise Company, Inc.,
                                        various Banks and Chemical Bank as Administrative Agent
                                        which is incorporated herein by reference from the Registrant's
                                        Form 10-Q filed for the first quarter ended April 2, 1995.

         Exhibits incorporated herein by reference (continued):
         ------------------------------------------------------
                 Exhibit No. Under                                                                               Exhibit No. in
                   Item 601 of                                                                                   Document Where
                  Regulation S-K                                   Brief Description                            Originally Filed
                   --------------                                   -----------------                            ----------------
                       10.1             Stock Option Pledge Agreement between Service Merchandise                     10.2
                                        Company, Inc. and the Service Merchandise Foundation dated
                                        October 15, 1990, which is incorporated herein by reference from the Registrant's Form 10-K for the fiscal year ended
                                        December 29, 1990.

          Executive Compensation Plans and Arrangements:
                       10.2             Form of Indemnification Agreement between the Registrant and               Exhibit A
                                        each of Messrs. Zimmerman, Witkin, Crane, Poole, Holt,
                                        Moore, Roitenberg, Bodzy and Cusano which is incorporated
                                        herein by reference from the Registrant's Proxy Statement dated
                                        April 19, 1989.

                       10.3             Directors' Deferred Compensation Plan, which is incorporated herein           10.1
                                        by reference from the Registrant's Form 10-K for the fiscal year ended December 29, 1990.

                       10.4             Directors' Equity Plan which is incorporated herein by reference           Exhibit B
                                        from the Registrant's Proxy Statement dated March 16, 1992.

                       10.5             Key Executive Severance Plan Agreement for execution by certain key           10
                                        executives in replacement of employment contracts which is incorporated herein by reference from the Registrant's Form 10-Q filed for the third quarter ended October 2, 1994.

                       10.6             Employment agreement dated November 2, 1994 regarding Gary                    10.1
                                        M. Witkin, President and Chief Operating Officer which is
                                        incorporated herein by reference from the Registrant's Form
                                        10-K for the fiscal year ended January 1, 1995.

                       10.7             Amended and Restated 1989 Employee Stock Incentive Plan                       10.2
                                        which is incorporated herein by reference from the Registrant's
                                        Form 10-K for the fiscal year ended January 1, 1995.

 (b)   Reports on Form 8-K

       There were no reports on Form 8-K during the fiscal year ended December 31, 1995.

                                   SIGNATURES
                                   ----------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        SERVICE MERCHANDISE COMPANY, INC.




                            By: /s/ S. Cusano
                                -----------------
                                S. Cusano
                                Vice President and
                                Chief Financial Officer

March 18, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Raymond Zimmerman                        /s/ Gary M. Witkin
- ---------------------                        ------------------
Raymond Zimmerman                            Gary M. Witkin
Chairman of the Board, Chief                 President, Chief Operating Officer
Executive Officer and Director               and Director
(Principal Executive Officer)                (Principal Operating Officer)
March 18, 1996                               March 18, 1996


/s/ Richard P. Crane, Jr.       /s/ Charles V. Moore         /s/ James E. Poole            /s/ R. Maynard Holt
- -------------------------       --------------------         ------------------            -------------------
Richard P. Crane, Jr.           Charles V. Moore             James E. Poole                R. Maynard Holt
Director                        Director                     Director                      Director
March 18, 1996                  March 18, 1996               March 18, 1996                March 18, 1996

/s/ Harold Roitenberg           /s/ S. Cusano
- ---------------------           -------------
Harold Roitenberg               S. Cusano, Vice President and Chief Financial Officer
Director                        (Principal Financial Officer)
March 18, 1996                  (Principal Accounting Officer)
                                March 18, 1996

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Service Merchandise Company, Inc.
Nashville, Tennessee

We have audited the consolidated financial statements of Service Merchandise Company, Inc. and subsidiaries as of December 31, 1995 and January 1, 1995, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated January 25, 1996; such financial statements and report are included in your 1995 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Service Merchandise Company, Inc., listed in
Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





/s/ Deloitte & Touche LLP
- -------------------------
DELOITTE & TOUCHE LLP

Nashville, Tennessee
January 25, 1996

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)



- ------------------------------------------------------------------------------------------------------------------------------------
                COL. A                     COL. B                   COL. C                      COL. D              COL. E
- ------------------------------------------------------------------------------------------------------------------------------------

                                                                   ADDITIONS
                                                            ----------------------------

                                                                (1)             (2)
                                           Balance          Charged to      Charged to                             Balance
                                          at Beginning       Costs and     Other Accounts       Deductions        at End of
              DESCRIPTION                 of Period          Expenses       (Describe)        (Describe)(B)        Period
- ------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1995  (A)           $3,217            ($207)              -              ($247)             $2,763

Year ended January 1, 1995    (A)           $2,894           $1,017               -              ($694)             $3,217

Year ended January 1, 1994    (A)           $3,079             $577               -              ($762)             $2,894









(A) The amounts represent transactions for Accounts Receivable Allowance for Doubtful Accounts.

(B) The Allowance for Doubtful Accounts was reduced for accounts written-off against the reserve.




                                                                 -18-