Form 10-Q
SERVICE MERCHANDISE CO INC
filed 1996-05-20
CIK 89107

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

      [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                     OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from        to
                              --------  --------
Commission File No. 1-9223

                        SERVICE MERCHANDISE COMPANY, INC.
              (Exact name of registrant as specified in its charter)

             TENNESSEE                                     62-0816060
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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.
                 As of April 28, 1996, there were 99,724,005 shares of
              Service Merchandise Company, Inc. common stock outstanding.


                             SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES


                                            TABLE OF CONTENTS
                                                                                              Page No.
PART I - FINANCIAL INFORMATION

        Consolidated Statements of Operations (Unaudited) - First Quarter Ended
        March 31, 1996 and April 2, 1995 . . . . . . . . . . . . . . . . . . . . . . . .          3

        Consolidated Balance Sheets - March 31, 1996 (Unaudited), April 2, 1995
        (Unaudited) and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . .           4

        Consolidated Statements of Cash Flows (Unaudited) - First Quarter Ended
        March 31, 1996 and April 2, 1995 . . . . . . . . . . . . . . . . . . . . . . . .          5

        Notes to Consolidated Financial Statements (Unaudited) . . . . . . . . . . . . .          6

        Management's Discussion and Analysis of Financial Condition and Results
        of Operations (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . .         7-9


PART II - OTHER INFORMATION

        Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10

        Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12



                                        SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                                         Consolidated Statements of Operations (Unaudited)
                                              (In thousands, except per share data)



                                                                                                First Quarter Ended
                                                                                        ------------------------------------

                                                                                           March 31,             April 2,
                                                                                        ---------------       --------------

                                                                                             1996                  1995
                                                                                        ---------------       --------------
Net sales                                                                                     $715,628             $737,129

Costs and expenses:
  Cost of merchandise sold and buying and occupancy expenses                                   554,870              567,845
                                                                                        ---------------       --------------

  Gross margin after cost of merchandise sold and buying and
    occupancy expenses                                                                         160,758              169,284

  Selling, general and administrative expenses                                                 168,674              174,170
  Depreciation and amortization                                                                 15,609               15,872
                                                                                        ---------------       --------------

Loss before interest and income taxes                                                          (23,525)             (20,758)

  Interest expense-debt                                                                         14,113               14,540
  Interest expense-capitalized leases                                                            2,225                2,422
                                                                                        ---------------       --------------

Loss before income tax benefit                                                                 (39,863)             (37,720)
Income tax benefit                                                                             (15,148)             (14,711)
                                                                                        ---------------       --------------


Net loss                                                                                      ($24,715)            ($23,009)
                                                                                        ===============       ==============

Weighted average common shares and common
  share equivalents outstanding                                                                101,366              101,111
                                                                                        ===============       ==============


Per common share:

Net loss per common share                                                                       ($0.24)              ($0.23)
                                                                                        ===============       ==============


See Notes to Consolidated Financial Statements.

                                        SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                                                    Consolidated Balance Sheets
                                              (In thousands, except per share data)
                                                                                   (Unaudited)
                                                                       --------------------------------
                                                                         March 31,         April 2,        December 31,
                                                                           1996              1995            1995 (1)
                                                                       --------------    --------------   ---------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                  $27,248           $24,958          $177,314
  Accounts receivable, net of allowance of
    $3,074, $3,377 and $2,763, respectively                                   42,926            42,041            53,621
  Refundable income taxes                                                      2,898             4,044                 -
  Inventories                                                              1,101,390         1,179,813         1,034,467
  Prepaid expenses                                                            31,978            32,259            25,277
                                                                       --------------    --------------   ---------------
    TOTAL CURRENT ASSETS                                                   1,206,440         1,283,115         1,290,679

Property and equipment:
  Owned assets, net of accumulated depreciation of
    $502,503, $469,561 and $505,429, respectively                            573,577           586,461           583,290
  Capitalized leases, net of accumulated amortization of
    $83,492, $76,777 and $81,579, respectively                                42,909            50,035            44,823
Other assets and deferred charges                                             20,074            21,149            21,778
                                                                       --------------    --------------   ---------------
    TOTAL ASSETS                                                          $1,843,000        $1,940,760        $1,940,570
                                                                       ==============    ==============   ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable to banks                                                    $185,000          $229,000                 -
  Accounts payable                                                           463,260           564,430          $620,669
  Accrued expenses                                                           156,212           168,441           193,016
  State and local sales taxes                                                 29,430            28,555            61,224
  Income taxes                                                                     -                 -            29,209
  Current maturities of long-term debt                                         1,932             9,367             1,936
  Current maturities of capitalized lease obligations                          8,066             7,923             7,885
  Deferred income taxes                                                       11,715             2,286            11,715
                                                                       --------------    --------------   ---------------
    TOTAL CURRENT LIABILITIES                                                855,615         1,010,002           925,654

Long-term debt                                                               556,401           543,908           557,392
Capitalized lease obligations                                                 63,838            71,843            65,894
Deferred income taxes                                                          4,888             2,341             4,888
                                                                       --------------    --------------   ---------------
    TOTAL LIABILITIES                                                      1,480,742         1,628,094         1,553,828
                                                                       --------------    --------------   ---------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value, authorized 4,600 shares,
    undesignated as to rate and other rights, none issued
  Series A Junior Preferred Stock, $1 par value, authorized
    400 shares, none issued
  Common stock, $.50 par value, authorized 500,000 shares, issued
    and outstanding 99,722, 99,650 and 99,686 shares, respectively            49,861            49,825            49,843
  Additional paid-in capital                                                   5,591             5,421             5,483
  Deferred compensation                                                       (1,945)           (2,712)           (2,050)
  Retained earnings                                                          308,751           260,132           333,466
                                                                       --------------    --------------   ---------------
    TOTAL SHAREHOLDERS' EQUITY                                               362,258           312,666           386,742
                                                                       --------------    --------------   ---------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $1,843,000        $1,940,760        $1,940,570
                                                                       ==============    ==============   ===============

(1)  Derived from fiscal year ended December 31, 1995 audited financial statements.

       See Notes to Consolidated Financial Statements.


                                            SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                                             Consolidated Statements of Cash Flows (Unaudited)
                                                                (In thousands)

                                                                                              First Quarter Ended
                                                                                    ---------------------------------------

                                                                                      March 31,                April 2,
                                                                                    ---------------         ---------------

                                                                                         1996                    1995
                                                                                    ---------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                             ($24,715)               ($23,009)

     Adjustments to reconcile net loss to net
       cash used by operating activities:
        Depreciation and amortization                                                       16,307                  16,594
        (Gain) loss on disposal of property and equipment                                   (2,789)                      4
        Changes in assets and liabilities (net of disposition):
          Accounts receivable, net                                                          10,695                  13,093
          Inventories                                                                      (66,923)               (175,531)
          Prepaid expenses                                                                  (6,701)                 (4,481)
          Accounts payable                                                                (157,409)                (75,336)
          Accrued expenses and state and local sales taxes                                 (68,598)                (70,373)
          Income taxes                                                                     (32,107)                (43,408)
                                                                                    ---------------         ---------------

        NET CASH USED BY OPERATING ACTIVITIES                                             (332,240)               (362,447)
                                                                                    ---------------         ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment - owned                                            (5,441)                 (5,740)
     Proceeds from the disposal of property and equipment                                    4,249                     100
     Other, net                                                                              1,246                  (1,861)
                                                                                    ---------------         ---------------

        NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                        54                  (7,501)
                                                                                    ---------------         ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from short-term borrowings                                                   185,000                 229,000
     Repayment of long-term debt                                                            (1,008)                 (4,643)
     Repayment of capitalized lease obligations                                             (1,875)                 (1,756)
     Exercise of stock options (forfeiture of restricted stock), net                             3                    (959)
                                                                                    ---------------         ---------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                                          182,120                 221,642
                                                                                    ---------------         ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (150,066)               (148,306)

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD                                              177,314                 173,264
                                                                                    ---------------         ---------------

CASH AND CASH EQUIVALENTS-END OF PERIOD                                                    $27,248                 $24,958
                                                                                    ===============         ===============


See Notes to Consolidated Financial Statements.

                  SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A. The consolidated financial statements, except for the consolidated balance sheet as of December 31, 1995, have been prepared by the Company without audit.

     In management's opinion, the information and amounts furnished in this report reflect all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of the financial position and results of operations for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current year's presentation. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

     The Company has historically incurred a net loss for the first quarter of the year due to the seasonality of its business. The results of operations for the first quarter ended March 31, 1996 and April 2, 1995 are not necessarily indicative of the operating results for the entire fiscal year.

B. The first quarters ended March 31, 1996 and April 2, 1995 each contained 91 selling days.

C. The net loss per common share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding.

D. Cash payments for interest for the first quarter ended March 31, 1996 and April 2, 1995 were $10.1 million and $10.9 million, respectively. Cash payments for income taxes for the first quarter ended March 31, 1996 and April 2, 1995 were $17.0 million and $28.7 million, respectively. The Company considers all highly liquid investments purchased as part of its daily cash management activities to be cash equivalents. Such investments are generally made for periods covering 1 to 30 days.

E. On June 8, 1994, the Company completed a $600 million Reducing Revolving Credit Facility which replaced its existing $475 million Revolving Credit Facility and $122 million outstanding under the existing Secured Term Loan. The maximum commitment level for the new facility reduces $25 million annually until reaching $475 million at December 31, 1998. Currently, the maximum commitment level is $550 million. The Reducing Revolving Credit Facility matures on June 8, 1999 and currently has an effective interest rate of LIBOR + 1.0% with a 3/8% facility fee on the committed amount. Short-term borrowings related to the Credit Facility were $185 million and $229 million as of March 31, 1996 and April 2, 1995, respectively.

F. Effective January 1, 1996, the Company adopted the provisions of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and determined that no material impairment exists which would require recognition under the provisions of this standard.

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

FIRST QUARTER ENDED MARCH 31, 1996 VS. FIRST QUARTER ENDED APRIL 2, 1995

NET SALES

Net sales for the first quarter of 1996 were $715.6 million compared to $737.1 million for the first quarter of 1995, representing a decrease of $21.5 million, or 2.9%. Comparable store sales decreased 3.5%. Comparable jewelry sales increased and hardlines comparable store sales were down from last year levels. While the trend improved through the quarter, sales early in the quarter were negatively impacted by the adverse weather conditions experienced in the middle and eastern areas of the country and a reduction in advertising. At the end of the first quarter, Service Merchandise was operating a total of 409 catalog stores, a net increase of 1 store from a year ago.

GROSS MARGIN

Gross margin for the first quarter of 1996, after taking into account buying and occupancy expenses, was $160.8 million, or 22.5% of net sales, compared with $169.3 million, or 23.0%, a year ago. The decline in gross margin rates results primarily from increased transportation costs and to a lesser extent occupancy costs. Merchandise margin rates, before buying and occupancy expenses, improved in total as compared to last year due to the significant improvement in the sales mix between jewelry and hardlines.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $168.7 million, or 23.6% of net sales, for the first quarter of 1996 versus $174.2 million, or 23.6% of net sales, in the year-earlier quarter. The reduction of $5.5 million in selling, general and administrative expense dollars reflects decreased advertising expenses. The advertising expense decreases are primarily attributable to the elimination of less effective publications.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited) (continued)

INTEREST EXPENSE

Interest expense for the first quarter of 1996 was $16.3 million as compared to $17.0 million for the first quarter of 1995. Interest expense for the quarter decreased primarily due to lower variable interest rates this year as compared to last year. Reduced borrowings under the Credit Facility also contributed to the decreased expense.

TAXES ON INCOME

The Company recognized an income tax benefit of $15.1 million and $14.7 million for the first quarter ended March 31, 1996 and April 2, 1995, respectively. The effective tax rates for the quarter ended March 31, 1996 and April 2, 1995 were 38% and 39%, respectively. For the fiscal year ended December 31, 1995 the effective income tax rate was 38%.

LIQUIDITY AND CAPITAL RESOURCES

Working capital improved to $350.8 million at the end of the first quarter of 1996, an increase of 28.5% from the working capital at April 2, 1995 of $273.1 million. Short-term borrowings totaled $185.0 million ($350.1 million available for borrowing) at March 31, 1996 compared to $229.0 million ($328.4 million available for borrowing) at April 2, 1995, a decrease of $44.0 million. The rise in working capital is primarily the result of additional operating cash flow and reduced capital expenditures over the past year. Short term borrowings declined as purchases of inventory were reduced to manage inventory carrying costs more effectively. These reduced purchases contributed to the decline in trade accounts payable. The impact on working capital of refinancing a $7.8 million mortgage effecting a reclassification from short-term to long-term debt was offset in part by a rise in the current portion of deferred income taxes. Working capital requirements fluctuate significantly during the year due to the seasonal nature of the retail jewelry, gift and home business. These requirements are financed through a combination of internally generated cash flow from operating activities and short-term borrowings. The current ratio at March 31, 1996 and April 2, 1995 was 1.4:1 and 1.3:1, respectively.

On June 8, 1994, the Company completed a $600 million Reducing Revolving Credit Facility which replaced its existing $475 million Revolving Credit Facility and $122 million outstanding under the existing Secured Term Loan. The maximum commitment level for the new facility reduces $25 million annually until reaching $475 million at December 31, 1998. Currently, the maximum commitment level is $550 million. The Reducing Revolving Credit Facility matures on June 8, 1999 and currently has an effective interest rate of LIBOR + 1.0% with a 3/8% facility fee on the committed amount. Short-term borrowings related to the Credit Facility were $185 million and $229 million as of March 31, 1996 and April 2, 1995, respectively.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited) (continued)


Total debt, including current maturities and capitalized leases, decreased to $630.2 million at March 31, 1996 from $633.0 million at April 2, 1995. The decrease in total debt was primarily the result of scheduled payments for capitalized lease obligations, mortgages and Industrial Revenue Bonds offset by two new mortgage loans obtained by the Company in the second half of 1995.

Effective January 1, 1996, the Company adopted the provisions of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and determined that no material impairment exists which would require recognition under the provisions of this standard.

Additions to owned property and equipment were $5.4 million for the first quarter ended March 31, 1996 compared to $5.7 million for the same quarter last year. The Company operated 409 stores as of March 31, 1996, a net increase of 1 store from a year ago. New store openings are anticipated to be approximately 2% for fiscal 1996. This figure does not take into account store closings for such period. The Company expects to incur capital expenditures of approximately $50 million during fiscal 1996 and plans to fund these expenditures through a combination of cash flow from operations and borrowings under the Reducing Revolving Credit Facility.

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

Item 6. Exhibits and Reports on Form 8-K

                6(a)     Exhibits filed with this Form 10-Q

                Exhibit No. Under Item
                601 of Regulation S-K                Brief Description
                ----------------------               -----------------

                         11                          Statement re:
                                                     Computation of Net Loss
                                                     Per Common Share for
                                                     the First Quarter Ended
                                                     March 31, 1996 and
                                                     April 2, 1995.

                         27                          Financial Data Schedule
                                                     for the First Quarter Ended
                                                     March 31, 1996 and
                                                     April 2, 1995.

                6(b)     Reports on Form 8-K

                There were no reports on Form 8-K during the first quarter ended March 31, 1996.

                                       SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              SERVICE MERCHANDISE
                                              COMPANY, INC.


    Date:   May 20, 1996                      /s/  Raymond Zimmerman
                                              ------------------------------
                                              Raymond Zimmerman
                                              Chairman of the Board
                                              (Chief Executive Officer)





    Date:   May 20, 1996                      /s/  Gary M. Witkin
                                              -----------------------------
                                              Gary M. Witkin
                                              President
                                              (Chief Operating Officer)





    Date:   May 20, 1996                      /s/  S. Cusano
                                              -----------------------------
                                              S. Cusano
                                              Vice President and Chief Financial
                                              Officer (Chief Financial Officer)
                                              (Chief Accounting Officer)