Form 10-Q
period 1996-06-30
SERVICE MERCHANDISE CO INC
filed 1996-08-14
CIK 89107

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to
                              -------  -------
Commission File No. 1-9223

                        SERVICE MERCHANDISE COMPANY, INC.
             (Exact name of registrant as specified in its charter)

            TENNESSEE                                     62-0816060
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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.
              As of July 28, 1996, there were 99,735,416 shares of Service Merchandise Company, Inc. common stock outstanding.



               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS
                                                                                                Page No.
PART I - FINANCIAL INFORMATION

     Consolidated Statements of Operations (Unaudited) - Three and Six
     Periods Ended June 30, 1996 and July 2, 1995 . . . . . . . . . . . . . . . . . . . . .         3

     Consolidated Balance Sheets - June 30, 1996 (Unaudited), July 2, 1995
     (Unaudited) and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . .        4

     Consolidated Statements of Cash Flows (Unaudited) - Six Periods Ended
     June 30, 1996 and July 2, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5

     Notes to Consolidated Financial Statements (Unaudited) . . . . . . . . . . . . . . . .         6

     Management's Discussion and Analysis of Financial Condition and Results
     of Operations (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7-10


PART II - OTHER INFORMATION

        Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11-12

        Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14



                                      SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                                       Consolidated Statements of Operations (Unaudited)
                                             (In thousands, except per share data)



                                                                     Three Periods Ended             Six Periods Ended
                                                                 ------------------------------------------------------------

                                                                   June 30,         July 2,       June 30,          July 2,
                                                                 ------------    ------------   ------------     ------------

                                                                     1996            1995           1996             1995
                                                                 ------------    ------------   ------------     ------------
Net sales                                                           $859,984        $864,875     $1,575,612       $1,602,004

Costs and expenses:
  Cost of merchandise sold and buying and occupancy expenses         652,133         650,571      1,207,003        1,218,416
                                                                 ------------    ------------   ------------     ------------

  Gross margin after cost of merchandise sold and buying and
    occupancy expenses                                               207,851         214,304        368,609          383,588

  Selling, general and administrative expenses                       178,155         177,287        346,829          351,457
  Depreciation and amortization                                       15,032          16,011         30,641           31,883
                                                                 ------------    ------------   ------------     ------------

Earnings (loss) before interest and income taxes                      14,664          21,006         (8,861)             248

  Interest expense-debt                                               15,402          17,242         29,514           31,782
  Interest expense-capitalized leases                                  2,201           2,372          4,427            4,794
                                                                 ------------    ------------   ------------     ------------

Earnings (loss) before income taxes (benefit)                         (2,939)          1,392        (42,802)         (36,328)
Income tax (benefit)                                                  (1,117)            543        (16,265)         (14,168)
                                                                 ------------    ------------   ------------     ------------

Net earnings (loss)                                                  ($1,822)           $849       ($26,537)        ($22,160)
                                                                 ============    ============   ============     ============

Weighted average common shares and common
  share equivalents outstanding                                      101,527         101,032        101,433          101,074
                                                                 ============    ============   ============     ============


Per common share:
Net earnings (loss) per common share                                  ($0.02)          $0.01         ($0.26)          ($0.22)
                                                                 ============    ============   ============     ============


See Notes to Consolidated Financial Statements.



                                      SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                                                 Consolidated Balance Sheets
                                              (In thousands, except share data)
                                                                               (Unaudited)
                                                                       --------------------------
                                                                         June 30,       July 2,     December 31,
                                                                           1996          1995         1995 (1)
                                                                       ------------   -----------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                $28,479       $23,565       $177,314
  Accounts receivable, net of allowance of
    $2,824, $3,213 and $2,763, respectively                                 44,244        45,361         53,621
  Refundable income taxes                                                    4,297         4,688              -
  Inventories                                                            1,057,589     1,125,064      1,034,467
  Prepaid expenses                                                          34,185        36,342         25,277
                                                                       ------------   -----------   ------------
    TOTAL CURRENT ASSETS                                                 1,168,794     1,235,020      1,290,679

Property and Equipment:
  Owned assets, net of accumulated depreciation of
    $507,507, $481,310 and $505,429, respectively                          559,662       579,374        583,290
  Capitalized leases, net of accumulated amortization of
    $85,483, $77,720 and $81,579, respectively                              41,537        48,095         44,823
Other assets and deferred charges                                           20,292        23,811         21,778
                                                                       ------------   -----------   ------------
    TOTAL ASSETS                                                        $1,790,285    $1,886,300     $1,940,570
                                                                       ============   ===========   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable to banks                                                  $190,000      $315,300              -
  Accounts payable                                                         400,276       421,243       $620,669
  Accrued expenses                                                         159,954       170,674        193,016
  State and local sales taxes                                               32,153        30,138         61,224
  Income taxes                                                                  -           -            29,209
  Current maturities of long-term debt                                       4,621         1,714          1,936
  Current maturities of capitalized lease obligations                        7,753         7,395          7,885
  Deferred income taxes                                                     11,715         2,286         11,715
                                                                       ------------   -----------   ------------
    TOTAL CURRENT LIABILITIES                                              806,472       948,750        925,654

Long-term debt                                                             556,019       551,340        557,392
Capitalized lease obligations                                               62,221        70,124         65,894
Deferred income taxes                                                        4,888         2,341          4,888
                                                                       ------------   -----------   ------------
    TOTAL LIABILITIES                                                    1,429,600     1,572,555      1,553,828
                                                                       ------------   -----------   ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value, authorized 4,600,000 shares, undesignated as to rate and other rights, none issued
  Series A Junior Preferred Stock, $1 par value, authorized
    400 shares, none issued
  Common stock, $.50 par value, authorized 500,000,000 shares, issued and outstanding 99,732,000, 99,654,000 and 99,686,000
    shares, respectively                                                    49,866        49,827         49,843
  Additional paid-in capital                                                 5,607         5,432          5,483
  Deferred compensation                                                     (1,717)       (2,495)        (2,050)
  Retained earnings                                                        306,929       260,981        333,466
                                                                       ------------   -----------   ------------
    TOTAL SHAREHOLDERS' EQUITY                                             360,685       313,745        386,742
                                                                       ------------   -----------   ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $1,790,285    $1,886,300     $1,940,570
                                                                       ============   ===========   ============

(1)  Derived from fiscal year ended December 31, 1995 audited financial statements.

       See Notes to Consolidated Financial Statements.


                                            SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                                             Consolidated Statements of Cash Flows (Unaudited)
                                                                (In thousands)


                                                                                     Six Periods Ended
                                                                            ------------------------------------

                                                                              June 30,               July 2,
                                                                            ------------------------------------

                                                                                1996                  1995
                                                                            -------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                    ($26,537)              ($22,160)

    Adjustments to reconcile net loss to net
      cash used by operating activities:
        Depreciation and amortization                                             32,073                 33,291
        (Gain) loss on disposal of property and equipment                         (4,490)                    72
        Changes in assets and liabilities (net of disposition):
          Accounts receivable, net                                                 9,377                  9,773
          Inventories                                                            (23,122)              (120,782)
          Prepaid expenses                                                        (8,908)                (8,564)
          Accounts payable                                                      (220,393)              (218,523)
          Accrued expenses and state and local sales taxes                       (62,133)               (66,559)
          Income taxes                                                           (33,506)               (44,052)
                                                                            -------------         --------------

        NET CASH USED BY OPERATING ACTIVITIES                                   (337,639)              (437,504)
                                                                            -------------         --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment - owned                                   (8,186)               (12,874)
    Proceeds from the disposal of property and equipment                           9,571                    148
    Other assets, net                                                              1,452                 (4,869)
                                                                            -------------         --------------

        NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                           2,837                (17,595)
                                                                            -------------         --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from short-term borrowings                                          190,000                315,300
    Proceeds from long-term debt                                                   2,600                      -
    Repayment of long-term debt                                                   (1,314)                (4,877)
    Repayment of capitalized lease obligations                                    (4,424)                (3,967)
    Debt issuance costs                                                             (914)                  (105)
    Exercise of stock options and forfeiture of restricted stock, net                 19                   (951)
                                                                            -------------         --------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                                185,967                305,400
                                                                            -------------         --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (148,835)              (149,699)

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD                                    177,314                173,264
                                                                            -------------         --------------

CASH AND CASH EQUIVALENTS-END OF PERIOD                                          $28,479                $23,565
                                                                            =============         ==============




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

     The Company has historically incurred a net loss for the first half of the year due to the seasonality of its business. The results of operations for the second quarter ended June 30, 1996 and July 2, 1995 are not necessarily indicative of the operating results for the entire fiscal year.

B. The second quarter ended June 30, 1996 and July 2, 1995 each contained 90 selling days. Year to date ended June 30, 1996 and July 2, 1995 each contained 181 selling days.

C. The net earnings (loss) per common share is computed by dividing the net earnings (loss) by the weighted average number of common shares and common share equivalents outstanding.

D. Cash payments for interest for the six periods ended June 30, 1996 and July 2, 1995 were $31.4 million and $35.4 million, respectively. Cash payments for income taxes for the six periods ended June 30, 1996 and July 2, 1995 were $17.1 million and $29.9 million, respectively. The Company considers all highly liquid investments purchased as part of its daily cash management activities to be cash equivalents. Such investments are generally made for periods covering 1 to 30 days.

E. The Company has available a Reducing Revolving Credit Facility. The maximum commitment level for the facility reduces $25 million annually until reaching $475 million at December 31, 1998. Currently, the maximum commitment level is $550 million. The Reducing Revolving Credit Facility matures on June 8, 1999 and currently has an interest rate of LIBOR + 5/8% on the borrowed amount and a 3/8% facility fee on the entire committed amount. On May 23, 1996, the Company amended the existing Reducing Revolving Credit Facility to allow for increased operating flexibility in the future. Short-term borrowings related to the Credit Facility were $190 million and $315.3 million as of June 30, 1996 and July 2, 1995, respectively.

F. Effective January 1, 1996, the Company adopted the provisions of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and determined that no material impairment exists which would require recognition under the provisions of this standard.

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

SECOND QUARTER ENDED JUNE 30, 1996 VS. SECOND QUARTER ENDED
JULY 2, 1995

NET SALES

Net sales for the second quarter of 1996 were $860.0 million compared to $864.9 million for the comparable quarter of 1995, representing a decrease of $4.9 million or 0.6%. Comparable store sales decreased 1.2% in the quarter as compared to the same quarter a year ago. This decline in comparable store sales for the quarter was essentially consistent between jewelry and hardlines. At the end of the second quarter, Service Merchandise was operating 409 stores, a net increase of 4 stores from a year ago.

GROSS MARGIN

Gross margin, after buying and occupancy expenses, for the second quarter of 1996 was $207.9 million, or 24.2% of net sales, compared to $214.3 million, or 24.8% of net sales, a year ago. The decrease in gross margin dollars and rate are the result of increased promotional and inventory clearance related sales and increased transportation costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the second quarter were $178.2 million, or 20.7% of net sales, versus $177.3 million, or 20.5% of net sales, in the comparable quarter a year ago. This increase reflects slightly higher employment costs offset primarily by a gain on the sale of property and equipment.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited) (continued)

INTEREST EXPENSE

Interest expense decreased to $17.6 million in the quarter as compared to $19.6 million in the second quarter of 1995. The decrease in interest expense is primarily attributable to a decline in short-term borrowings resulting from significantly lower inventory levels, as planned.

TAXES ON INCOME

The Company recognized an income tax benefit of $1.1 million and income tax expense of $0.5 million for the second quarter ended June 30, 1996 and July 2, 1995, respectively. The effective tax rates for the quarter ended June 30, 1996 and July 2, 1995 were 38% and 39%, respectively. For the fiscal year ended December 31, 1995 the effective income tax rate was 38%.

SIX PERIODS ENDED JUNE 30, 1996 VS. SIX PERIODS ENDED JULY 2, 1995

NET SALES

Net sales for the first half of 1996 were $1,575.6 million as compared to $1,602.0 million for the first half of 1995, a decrease of 1.6%. For the first half of 1996, hardline comparable store sales decreased. This decrease was less significant in the second quarter as compared to the first quarter. Sales early in the year were impacted by the adverse weather conditions experienced in the middle and eastern areas of the country and a reduction in advertising. Jewelry comparable store sales improved for the first half of 1996 over the same period in 1995.

GROSS MARGIN

Gross margin, after taking into account buying and occupancy expenses, for the six periods ended June 30, 1996 was $368.6 million, or 23.4% of net sales, as compared to $383.6 million, or 23.9% of net sales, for the same period a year ago. The decline in gross margin dollars and rate results primarily from increased transportation costs and to a lesser extent occupancy costs. Merchandise margin rates decreased slightly for the first half of 1996 primarily due to increased promotional and inventory clearance related sales.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited) (continued)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased to $346.8 million, or 22.0% of net sales, for the six periods ended June 30, 1996 as compared to $351.5 million, or 21.9% of net sales, for the same sales period a year ago. The decrease in selling, general and administrative dollars is primarily attributable to decreased advertising expenses resulting primarily from the elimination of less effective publications and a gain on the sale of property and equipment.

INTEREST EXPENSE

Interest expense for the first half of 1996 was $33.9 million as compared to $36.6 million for the same period a year ago. The decrease in interest expense is primarily attributable to a decline in short-term borrowings resulting from significantly lower inventory levels, as planned.

TAXES ON INCOME

The Company recognized an income tax benefit of $16.3 million for the six periods ended June 30, 1996 compared to an income tax benefit of $14.2 million for the same period a year ago. The estimated annual effective tax rates for the six periods ended June 30, 1996 and July 2, 1995 were 38% and 39%, respectively. For the fiscal year ended December 31, 1995 the effective income tax rate was 38%.

LIQUIDITY AND CAPITAL RESOURCES

Net working capital investment (current assets less current liabilities) totaled $362.3 million at the end of the second quarter of 1996, representing an increase of 26.6% from the July 2, 1995 level of $286.3 million. The net working capital increase was primarily due to a reduction of $125.3 million of short-term borrowings which totaled $190.0 million ($337.5 million available for borrowing) at June 30, 1996 compared to $315.3 million ($244.1 million available for borrowing) at July 2, 1995. The current ratio at June 30, 1996 was 1.4:1 compared to the current ratio at July 2, 1995 of 1.3:1. This increase is primarily the result of additional operating cash flow and reduced capital expenditures over the past year.

Working capital requirements fluctuate significantly during the year due to the seasonal nature of the jewelry, gift and home business. These requirements are financed through a combination of internally generated cash flow from operating activities and short-term seasonal borrowings. Short-term borrowings declined as purchases were reduced to manage inventory more effectively. These reduced purchases contributed to the decline in trade accounts payable.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited) (continued)

The Company has available a Reducing Revolving Credit Facility. The maximum commitment level for the facility reduces $25 million annually until reaching $475 million at December 31, 1998. Currently, the maximum commitment level is $550 million. The Reducing Revolving Credit Facility matures on June 8, 1999 and currently has an interest rate of LIBOR + 5.8% on the borrowed amount and a 3/8% facility fee on the entire committed amount. On May 23, 1996, the Company amended the existing Reducing Revolving Credit Facility to allow for increased operating flexibility in the future.

Total long-term debt, including current maturities and capitalized leases, was $630.6 million at June 30, 1996 and July 2, 1995. Long-term debt remained consistent as scheduled payments for capitalized lease obligations, mortgages and Industrial Revenue Bonds were offset by new mortgages obtained by the Company.

Effective January 1, 1996, the Company adopted the provisions of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and determined that no material impairment exists which would require recognition under the provisions of this standard.

Additions to owned property and equipment were $8.2 million for the six periods ended June 30, 1996 compared to $12.9 million for the same period last year.
The Company operated 409 catalog stores as of June 30, 1996, a net increase of 4 stores from a year ago. New store openings are anticipated to be approximately 2% for fiscal 1996. This figure does not take into account store closings for such period. The Company expects to incur capital expenditures of approximately $50 million during fiscal 1996 related primarily to store growth and improvements to exisiting stores. The Company plans to fund these expenditures through a combination of cash flow from operations and borrowings under the Reducing Revolving Credit Facility.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            Not applicable.

Item 2.     Changes in the Rights of the Company's Security Holders

            On May 23, 1996, the Company amended the existing Reducing Revolving Credit Facility to allow for increased operating flexibility in the future.

Item 3.     Defaults by the Company on Its Senior Securities

            Not applicable.

Item 4.     Results of Votes of Security Holders

            At the Company's Annual Meeting of Shareholders which was held on April 17, 1996, the following proposals were approved:

            1) The election of two Class I directors to serve for a term of three years and until their successors are duly elected and qualified. The persons nominated for election to the Board of Directors received the number of votes shown opposite their respective names:

                                             For         Against     Withheld
                                          ----------     -------     --------
                 Richard P. Crane, Jr.    89,405,652     452,971      318,190
                 Charles V. Moore         89,454,342     435,759      286,712

            2) The selection of Deloitte & Touche LLP as the Company's Independent Public Accountants for fiscal year 1996.

                             For         Against      Withheld
                          ----------     -------      --------
                          89,771,258     195,173       210,382

            Current Directors whose terms have not expired and who were therefore not up for re-election:
                                                   Year Term to Expire In
                                                   ----------------------
            R. Maynard Holt                                 1997
            James E. Poole                                  1997
            Raymond Zimmerman                               1998
            Harold Roitenberg                               1998
            Gary M. Witkin                                  1998


Item 5.     Other Information

            Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

            6(a)     Exhibits filed with this Form 10-Q

            Exhibit No. Under Items
            601 of Regulation S-K       Brief Description
            ---------------------       -----------------

                     4                  Amendment No. 2 to Credit
                                        Agreement effective May 23, 1996
                                        among Service Merchandise Company, Inc.,
                                        Various Banks and Chemical Bank as
                                        Administrative Agent.

                    11                  Statement re:
                                        Computation of Net Earnings (Loss)
                                        Per Common Share for the Three
                                        Periods Ended and Six Periods Ended
                                        June 30, 1996 and July 2, 1995.

                    27 Financial Data Schedule for the Six Periods Ended June 30, 1996.


            6(b)     Reports on Form 8-K

                     There were no reports on Form 8-K during the three periods ended June 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SERVICE MERCHANDISE
                                           COMPANY, INC.


     Date:   August 8, 1996                 /s/  Raymond Zimmerman
                                           ------------------------
                                           Raymond Zimmerman
                                           Chairman of the Board
                                           (Chief Executive Officer)





     Date:   August 8, 1996                 /s/  Gary M. Witkin
                                           ------------------------
                                           Gary M. Witkin
                                           President
                                           (Chief Operating Officer)





     Date:   August 8, 1996                 /s/  S. Cusano
                                           ------------------------
                                           S. Cusano
                                           Vice President and Chief Financial
                                           Officer (Chief Financial Officer)
                                           (Chief Accounting Officer)