Form 10-Q/A
period 1996-06-30
SERVICE MERCHANDISE CO INC
filed 1996-08-15
CIK 89107

                                    FORM 10-Q/A

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


                                           SERVICE MERCHANDISE
                                           COMPANY, INC.




     Date:   August 14, 1996                 /s/  S. Cusano
                                           ------------------------
                                           S. Cusano
                                           Vice President and Chief Financial
                                           Officer (Chief Financial Officer)
                                           (Chief Accounting Officer)