Form 10-Q
period 1996-09-29
SERVICE MERCHANDISE CO INC
filed 1996-11-13
CIK 89107

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 1996

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to
                              ------  ------
Commission File No. 1-9223

                        SERVICE MERCHANDISE COMPANY, INC.
             (Exact name of registrant as specified in its charter)

           TENNESSEE                                      62-0816060
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
Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.
             As of October 27, 1996, there were 99,749,912 shares of Service Merchandise Company, Inc. common stock outstanding.



                                SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES


                                                 TABLE OF CONTENTS
                                                                                                   Page No.
PART I - FINANCIAL INFORMATION

        Consolidated Statements of Operations (Unaudited) - Three and Nine
        Periods Ended September 29, 1996 and October 1, 1995 . . . . . . . . . .                      3

        Consolidated Balance Sheets - September 29, 1996 (Unaudited), October
        1, 1995 (Unaudited) and December 31, 1995 . . . . . . . . . . . . . . . .                     4

        Consolidated Statements of Cash Flows (Unaudited) - Nine Periods
        Ended September 29, 1996 and October 1, 1995 .. . . . . . . . . . . . . .                     5

        Notes to Consolidated Financial Statements (Unaudited) . . . . . . . . .                     6-7

        Management's Discussion and Analysis of Financial Condition and
        Results of Operations (Unaudited). . . . . . . . . . . . . . . . . . . .                     8-11


PART II - OTHER INFORMATION

        Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . .                      12


        Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     13


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     14



                                                     SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                                                      Consolidated Statements of Operations (Unaudited)
                                                            (In thousands, except per share data)


                                                                      Three Periods Ended             Nine Periods Ended
                                                                ------------------------------   -------------------------------

                                                                September 29,      October 1,     September 29,      October 1,
                                                                -------------    -------------    -------------    -------------

                                                                     1996             1995            1996              1995
                                                                -------------    -------------    -------------    -------------

Net sales                                                           $738,328         $730,031       $2,313,940       $2,332,035

Costs and expenses:
  Cost of merchandise sold and buying and occupancy expenses         563,210          553,868        1,770,213        1,772,284
                                                                -------------    -------------    -------------    -------------

  Gross margin after cost of merchandise sold and buying and
    occupancy expenses                                               175,118          176,163          543,727          559,751

  Selling, general and administrative expenses                       161,792          154,062          508,621          505,519
  Depreciation and amortization                                       14,241           14,763           44,882           46,646
                                                                -------------    -------------    -------------    -------------

Earnings (loss) before interest and income taxes                        (915)           7,338           (9,776)           7,586

  Interest expense-debt                                               16,834           19,011           46,349           50,793
  Interest expense-capitalized leases                                  2,128            2,327            6,554            7,121
                                                                -------------    -------------    -------------    -------------

Loss before income tax benefit                                       (19,877)         (14,000)         (62,679)         (50,328)
Income tax benefit                                                    (7,553)          (5,460)         (23,818)         (19,628)
                                                                -------------    -------------    -------------    -------------

Net loss                                                            ($12,324)         ($8,540)        ($38,861)        ($30,700)
                                                                =============    =============    =============    =============

Weighted average common shares and common
  share equivalents outstanding                                      101,337          101,857          101,364          101,395
                                                                =============    =============    =============    =============


Per common share:
Net loss per common share                                             ($0.12)          ($0.08)          ($0.38)          ($0.30)
                                                                =============    =============    =============    =============
See Notes to Consolidated Financial Statements.


                                            SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                                                       Consolidated Balance Sheets
                                                    (In thousands, except share data)
                                                                              (Unaudited)
                                                                       --------------------------
                                                                       September 29,    October 1,     December 31,
                                                                           1996            1995           1995 (1)
                                                                       ------------    ------------    ------------
ASSETS

Current Assets:
  Cash and cash equivalents                                                $21,390         $18,901        $177,314
  Accounts receivable, net of allowance of
    $2,966, $3,022 and $2,763, respectively                                 39,512          36,456          53,621
  Refundable income taxes                                                   13,513          12,193               -
  Inventories                                                            1,328,761       1,328,436       1,034,467
  Prepaid expenses                                                          60,963          65,050          25,277
                                                                       ------------    ------------    ------------

    TOTAL CURRENT ASSETS                                                 1,464,139       1,461,036       1,290,679

Property and Equipment:
  Owned assets, net of accumulated depreciation of
    $515,340, $492,527 and $505,429, respectively                          556,546         574,319         583,290
  Capitalized leases, net of accumulated amortization of
    $87,197, $79,624 and $81,579, respectively                              39,395          46,391          44,823
Other assets and deferred charges                                           22,384          22,894          21,778
                                                                       ------------    ------------    ------------

    TOTAL ASSETS                                                        $2,082,464      $2,104,640      $1,940,570
                                                                       ============    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable to banks                                                  $348,400        $445,700               -
  Accounts payable                                                         544,364         517,448        $620,669
  Accrued expenses                                                         166,021         169,076         193,016
  State and local sales taxes                                               31,918          28,734          61,224
  Income taxes                                                                   -               -          29,209
  Current maturities of long-term debt                                       4,698           1,830           1,936
  Current maturities of capitalized lease obligations                        7,479           7,413           7,885
  Deferred income taxes                                                     10,841           3,578          11,715
                                                                       ------------    ------------    ------------

    TOTAL CURRENT LIABILITIES                                            1,113,721       1,173,779         925,654

Long-term debt                                                             555,625         554,577         557,392
Capitalized lease obligations                                               60,604          68,400          65,894
Deferred income taxes                                                        3,886           2,415           4,888
                                                                       ------------    ------------    ------------

    TOTAL LIABILITIES                                                    1,733,836       1,799,171       1,553,828
                                                                       ------------    ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value, authorized 4,600,000 shares, undesignated as to rate and other rights, none issued
  Series A Junior Preferred Stock, $1 par value, authorized
    400,000 shares, none issued
  Common stock, $.50 par value, authorized 500,000,000 shares, issued and outstanding 99,748,000, 99,670,000 and 99,686,000
    shares, respectively                                                    49,874          49,835          49,843
  Additional paid-in capital                                                 5,633           5,466           5,483
  Deferred compensation                                                     (1,484)         (2,273)         (2,050)
  Retained earnings                                                        294,605         252,441         333,466
                                                                       ------------    ------------    ------------

    TOTAL SHAREHOLDERS' EQUITY                                             348,628         305,469         386,742
                                                                       ------------    ------------    ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $2,082,464      $2,104,640      $1,940,570
                                                                       ============    ============    ============

(1)  Derived from fiscal year ended December 31, 1995 audited financial statements.


       See Notes to Consolidated Financial Statements.


                                              SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                                               Consolidated Statements of Cash Flows (Unaudited)
                                                                 (In thousands)

                                                                                     Nine Periods Ended
                                                                            -----------------------------------

                                                                             September 29,          October 1,
                                                                            --------------        --------------

                                                                                 1996                  1995
                                                                            --------------        --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                     ($38,861)             ($30,700)

    Adjustments to reconcile net loss to net
      cash used by operating activities:
        Depreciation and amortization                                              47,099                48,748
        Deferred income taxes                                                      (1,876)                1,366
        (Gain) loss on disposal of property and equipment                          (4,650)                  198
        Changes in assets and liabilities (net of disposition):
          Accounts receivable, net                                                 14,109                18,678
          Inventories                                                            (294,294)             (324,154)
          Prepaid expenses                                                        (35,686)              (37,272)
          Accounts payable                                                        (76,305)             (122,318)
          Accrued expenses and state and local sales taxes                        (56,301)              (68,114)
          Income taxes                                                            (42,722)              (51,557)
                                                                            --------------        --------------


        NET CASH USED BY OPERATING ACTIVITIES                                    (489,487)             (565,125)
                                                                            --------------        --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment - owned                                   (17,232)              (23,597)
    Proceeds from the disposal of property and equipment                            9,831                 1,492
    Other assets, net                                                              (1,008)               (4,315)
                                                                            --------------         -------------

        NET CASH USED BY INVESTING ACTIVITIES                                      (8,409)              (26,420)
                                                                            --------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from short-term borrowings                                           348,400               445,700
    Proceeds from long-term debt                                                    2,600                 3,600
    Repayment of long-term debt                                                    (1,643)               (5,137)
    Repayment of capitalized lease obligations                                     (6,353)               (5,873)
    Debt issuance costs                                                            (1,084)                 (199)
    Exercise of stock options and forfeiture of restricted stock, net                  52                  (909)
                                                                            --------------         -------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                                 341,972               437,182
                                                                            --------------         -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (155,924)             (154,363)

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD                                     177,314               173,264
                                                                            --------------         -------------

CASH AND CASH EQUIVALENTS-END OF PERIOD                                           $21,390               $18,901
                                                                            ==============         =============




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

     The Company has historically incurred a net loss for the first three quarters of the year due to the seasonality of its business. The results of operations for the third quarter ended September 29, 1996 and October 1, 1995 are not necessarily indicative of the operating results for the entire fiscal year.

B. The third quarter ended September 29, 1996 and October 1, 1995 each contained 91 selling days. Year to date ended September 29, 1996 and October 1, 1995 each contained 272 selling days.

C. The net loss per common share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding.

D. Cash payments for interest for the nine periods ended September 29, 1996 and October 1, 1995 were $43.9 million and $50.0 million, respectively. Cash payments for income taxes for the nine periods ended September 29, 1996 and October 1, 1995 were $17.2 million and $30.3 million, respectively. The Company considers all highly liquid investments purchased as part of its daily cash management activities to be cash equivalents. Such investments are generally made for periods covering 1 to 30 days.

E. The Company has available a Reducing Revolving Credit Facility ("Credit Facility"). The maximum commitment level for the Credit Facility reduces $25 million annually until reaching $475 million at December 31, 1998. Currently, the maximum commitment level is $550 million. The Credit Facility matures on June 8, 1999 and currently has an interest rate of LIBOR + 5/8% on the borrowed amount and a 3/8% facility fee on the entire committed amount. Short-term borrowings related to the Credit Facility were $348.4 million and $445.7 million as of September 29, 1996 and October 1, 1995, respectively.

     On September 16, 1996, the Company amended the existing Credit Facility to permit the incurrence of debt and the lien on assets at the subsidiary level for a real estate mortgage financing approved in an earlier amendment. Subsequent to quarter end, the Company completed the first of two pools in a real estate mortgage financing. On October 4, 1996, the Company closed $58 million of a $75 million commitment from its lender, with the remainder expected to be funded in the fourth quarter of 1996. The proceeds are ultimately expected to be used for capital investments in the Company's business. The first mortgage pool is being financed over a fifteen year term with an interest rate of 9.27%.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (continued)

F. Effective January 1, 1996, the Company adopted the provisions of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and determined that no material impairment exists which would require recognition under the provisions of this standard.

G. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995 and adoption of the recognition and measurement provisions for nonemployee transactions entered into after December 15, 1995. Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. The Company will adopt only the disclosure provisions relative to SFAS No. 123 and continue to account for stock transactions under Accounting Principles Board Opinion No. 25.

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

THIRD QUARTER ENDED SEPTEMBER 29, 1996 VS. THIRD QUARTER ENDED
OCTOBER 1, 1995

NET SALES

Net sales for the third quarter of 1996 were $738.3 million compared to $730.0 million for the comparable quarter of 1995, representing an increase of $8.3 million or 1.1%. Comparable store sales increased 0.8% in the quarter as compared to the same quarter a year ago. Hardlines experienced higher sales for the quarter while jewelry sales were down, partially reflecting the movement of a gold and diamond promotion to early fourth quarter this year and softer sales earlier in the quarter. At the end of the third quarter, Service Merchandise was operating 408 stores, a net increase of 2 stores from a year ago.

GROSS MARGIN

Gross margin, after buying and occupancy expenses, for the third quarter of 1996 was $175.1 million, or 23.7% of net sales, compared to $176.2 million, or 24.1% of net sales, a year ago. The slightly lower gross margin rates reflect a decline in jewelry sales, which carry a higher margin, and the increased hardlines sales levels. In addition, freight costs were higher for the quarter due to higher hardlines sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the third quarter were $161.8 million, or 21.9% of net sales, versus $154.1 million, or 21.1% of net sales, in the third quarter of 1995. The increase is primarily attributable to additional employment expenses associated with changes in merchandising and display fixtures in many of the stores.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited) (continued)

INTEREST EXPENSE

Interest expense decreased to $19.0 million in the quarter as compared to $21.3 million a year ago. The decrease primarily reflects $118.9 million in lower average short-term borrowings outstanding for the quarter as compared to the same period a year ago.

TAXES ON INCOME

The Company recognized an income tax benefit of $7.6 million and $5.5 million for the third quarter ended September 29, 1996 and October 1, 1995, respectively. The effective tax rates for the quarter ended September 29, 1996 and October 1, 1995 were 38% and 39%, respectively. For the fiscal year ended December 31, 1995 the effective income tax rate was 38%.

NINE PERIODS ENDED SEPTEMBER 29, 1996 VS. NINE PERIODS ENDED OCTOBER 1, 1995

NET SALES

Net sales for the first nine periods of 1996 were $2,313.9 million as compared to $2,332.0 million for the first nine periods of 1995, a decrease of 0.8% due primarily to weak sales in the first quarter of 1996. Comparable store sales have decreased 0.9% for the first nine periods compared to a year ago.

GROSS MARGIN

Gross margin, after taking into account buying and occupancy expenses, for the nine periods ended September 29, 1996 was $543.7 million, or 23.5% of net sales, as compared to $559.8 million, or 24.0% of net sales, for the same period a year ago. The decline in gross margin rate resulted primarily from increased transportation costs and to a lesser extent occupancy costs. Merchandise margin rates remained relatively flat for the first nine periods of 1996.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited) (continued)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to $508.6 million, or 22.0% of net sales, for the nine periods ended September 29, 1996 as compared to $505.5 million, or 21.7% of net sales, for the same sales period a year ago.
The increase in selling, general and administrative expenses is primarily attributable to additional employment expenses associated with the changes in merchandising and display fixtures in many of the stores partially offset by a reduction in advertising costs.

INTEREST EXPENSE

Interest expense for the first nine periods of 1996 was $52.9 million as compared to $57.9 million for the same period a year ago. The decrease primarily reflects $75.2 million in lower average short-term borrowings outstanding for the first nine periods of 1996 as compared to the same period in 1995.

TAXES ON INCOME

The Company recognized an income tax benefit of $23.8 million for the nine periods ended September 29, 1996 compared to an income tax benefit of $19.6 million for the same period a year ago. The estimated annual effective tax rates for the nine periods ended September 29, 1996 and October 1, 1995 were 38% and 39%, respectively. For the fiscal year ended December 31, 1995 the effective income tax rate was 38%.

LIQUIDITY AND CAPITAL RESOURCES

Net working capital (current assets less current liabilities) totaled $350.4 million at the end of the third quarter of 1996, representing an increase of 22.0% from the October 1, 1995 level of $287.3 million. The net working capital increase was primarily due to a reduction of $97.3 million of short-term borrowings which totaled $348.4 million ($179.1 million available for borrowing) at September 29, 1996 compared to $445.7 million ($116.2 million available for borrowing) at October 1, 1995. This was offset by a $26.9 million increase in accounts payable. The current ratio at September 29, 1996 was 1.3:1 compared to the current ratio at October 1, 1995 of 1.2:1. The reduction in short-term borrowings is primarily the result of additional operating cash flow and reduced capital expenditures over the past year.

Working capital requirements fluctuate significantly during the year due to the seasonal nature of the jewelry, gift and home business. These requirements are financed through a combination of internally generated cash flow from operating activities and short-term borrowings.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited) (continued)

The Company has available a Reducing Revolving Credit Facility ("Credit Facility"). The maximum commitment level for the facility reduces $25 million annually until reaching $475 million at December 31, 1998. Currently, the maximum commitment level is $550 million. The Credit Facility matures on June 8, 1999 and currently has an interest rate of LIBOR + 5/8% on the borrowed amount and a 3/8% facility fee on the entire committed amount. On September 16, 1996, the Company amended the existing Credit Facility to permit the incurrence of debt and the lien on assets at the subsidiary level for a real estate mortgage financing approved in an earlier amendment.

Total long-term debt, including current maturities and capitalized leases, decreased to $628.4 million at September 29, 1996 from $632.2 million at October 1, 1995. The decrease in total long-term debt was primarily the result of scheduled payments for capitalized lease obligations partially offset by two new mortgages obtained by the Company. Subsequent to quarter end, the Company completed the first of two pools in a real estate mortgage financing. On October 4, 1996, the Company closed $58 million of a $75 million commitment from its lender, with the remainder expected to be funded in the fourth quarter of 1996. The proceeds are ultimately expected to be used for capital investments in the Company's business. The first mortgage pool is being financed over a fifteen year term with an interest rate of 9.27%.

Effective January 1, 1996, the Company adopted the provisions of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and determined that no material impairment exists which would require recognition under the provisions of this standard.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995 and adoption of the recognition and measurement provisions for nonemployee transactions entered into after December 15, 1995. Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. The Company will adopt only the disclosure provisions relative to SFAS No. 123 and continue to account for stock transactions under Accounting Principles Board Opinion No. 25.

Additions to owned property and equipment were $17.2 million for the nine periods ended September 29, 1996 compared to $23.6 million for the same period last year. The Company operated 408 jewelry, gift and home stores as of September 29, 1996, a net increase of 2 stores from a year ago. Net store growth is anticipated to remain relatively flat for fiscal 1996. The Company expects to incur capital expenditures of approximately $50 million during fiscal 1996 related primarily to store growth and improvements to existing stores. The Company plans to fund these expenditures through a combination of cash flow from operations, borrowings under the Reducing Revolving Credit Facility and proceeds from the real estate mortgage financing.

                                         PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        Not applicable.

Item 2. Changes in the Rights of the Company's Security Holders

        On September 16, 1996, the Company amended the existing Credit Facility to permit the incurrence of debt and the lien on assets at the subsidiary level for a real estate mortgage financing approved in an earlier amendment.

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

Item 6. Exhibits and Reports on Form 8-K

        6(a)     Exhibits filed with this Form 10-Q

        Exhibit No. Under Items
        601 of Regulation S-K     Brief Description
        ---------------------     -----------------

                4.1               Amendment No. 3 to Credit
                                  Agreement effective September 16, 1996
                                  among Service Merchandise Company, Inc.,
                                  Various Banks and The Chase Manhattan Bank (as successor to Chemical Bank) as
                                  Administrative Agent.

                4.2 Conditional Loan Commitment dated as of September 9, 1996 concerning the $75 million Real Estate Mortgage Financing among Service Merchandise Company, Inc. and First Union National Bank of North Carolina.

                4.2a Loan Agreement dated as of October 4, 1996 concerning the $75 million Real Estate Mortgage Financing among SMC-SPE-1, Inc., and First Union National Bank of North Carolina.

                4.2b Loan Agreement dated as of October 4, 1996 concerning the $75 million Real Estate Mortgage Financing among SMC-SPE-2, Inc., and First Union National Bank of North Carolina.

                11                Statement re:
                                  Computation of Net Loss Per Common Share for the Three Periods Ended and Nine Periods Ended September 29, 1996 and October 1, 1995.

                27 Financial Data Schedule for the Nine Periods Ended September 29, 1996.


        6(b)    Reports on Form 8-K

                         There were no reports on Form 8-K during the three periods ended September 29, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SERVICE MERCHANDISE
                                      COMPANY, INC.




Date:   November 8, 1996                /s/  Raymond Zimmerman
                                      -----------------------------
                                      Raymond Zimmerman
                                      Chairman of the Board
                                      (Chief Executive Officer)



Date:   November 8, 1996                /s/  Gary Witkin
                                      -----------------------------
                                      Gary Witkin
                                      President
                                      (Chief Operating Officer)



Date:   November 8, 1996                /s/  S. Cusano
                                      -----------------------------
                                      S. Cusano
                                      Vice President and Chief Financial Officer
                                      (Chief Financial Officer)
                                      (Chief Accounting Officer)