Form 10-K405
period 1996-12-29
SERVICE MERCHANDISE CO INC
filed 1997-03-21
CIK 89107

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

 X   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934 (No Fee Required) for the fiscal year ended December 29, 1996

     or

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934 (No Fee Required) for the transition period from __________ to ________.

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

                                                                          Name of Exchange on
Title of Class                                                              Which Registered
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          -----

The aggregate market value of the Registrant's Common Stock held by non-affiliates on February 28, 1997 (based upon the average of the high and low sales prices of such stock as of such date) was $335,121,582. This calculation assumes that all shares of Common Stock beneficially held by officers and members of the Board of Directors of the Registrant are owned by "affiliates," a status which each of the officers and directors individually disclaims.

            Class                                                             Outstanding at February 28, 1997
            -----                                                             --------------------------------
Common Stock ($.50 Par Value)                                                             99,757,757

                                                                             Parts in Form 10-K Where Documents
Documents Incorporated by Reference                                             Are Incorporated by Reference
-----------------------------------                                             -----------------------------
Portions of Registrant's Proxy Statement dated March 11, 1997                              Part III
Portions of Registrant's Annual Report to Shareholders for the
fiscal year ended December 29, 1996                                                    Parts II and IV

                      Exhibit Index located on Pages 13-18

                   TABLE OF CONTENTS AND CROSS-REFERENCE SHEET

                                                                                                   Page
                                                                                                    No.
                                                                                                   ----
PART I .........................................................................                     3


   Item 1.  Business............................................................                    3-5
   Item 2.  Properties..........................................................                    6-8
   Item 3.  Legal Proceedings...................................................                     9
   Item 4.  Submission of Matters to a Vote of Security-Holders.................                     9
            Executive Officers of the Registrant................................                    9-10

PART II  .......................................................................                     10


   Item 5.  Market for Registrant's Common Stock and
            Related Stockholder Matters.........................................                    10-11
   Item 6.  Selected Financial Data                            Page 4 of the Registrant's 1996 Annual Report to
                                                               Shareholders for the year ended December 29, 1996
                                                               which is incorporated herein by reference.
   Item 7.  Management's Discussion and Analysis of            Pages 5 through 8 of the Registrant's 1996 Annual
            Financial Condition and Results of                 Report to Shareholders for the year ended
            Operations                                         December 29, 1996 which are incorporated herein by
                                                               reference.
   Item 8.  Financial Statements and Supplementary             Pages 9 through 27 of the Registrant's 1996 Annual
            Data                                               Report to Shareholders for the year ended
                                                               December 29, 1996 which are incorporated herein by
                                                               reference.
   Item 9.  Changes in and Disagreements With
            Independent Auditors on Accounting
            and Financial Disclosure............................................                     11

PART III .......................................................................                     12


   Item 10. Directors and Executive Officers of the            Pages 2 through 5 of the Registrant's Proxy
            Registrant                                         Statement dated March 11, 1997 which are
                                                               incorporated herein by reference.
   Item 11. Executive Compensation                             Pages 8 through 17 of the Registrant's Proxy
                                                               Statement dated March 11, 1997 which are
                                                               incorporated herein by reference.
   Item 12. Security Ownership of Certain Beneficial           Pages 6 and 7 of the Registrant's Proxy Statement
            Owners and Management                              dated March 11, 1997 which are incorporated
                                                               herein by reference.
   Item 13. Certain Relationships and Related                  Page 19 of the Registrant's Proxy Statement dated
            Transactions                                       March 11, 1997 which is incorporated herein by
                                                               reference.

PART IV ........................................................................                     13

   Item 14. Exhibits, Financial Statement Schedule and
            Reports on Form 8-K ................................................                    13-18

SIGNATURES .....................................................................                     19

INTRODUCTORY

Except where the context indicates otherwise, the "Company" is a term used to refer to the overall operations of Service Merchandise Company, Inc. and its past and present subsidiaries and the "Registrant" means Service Merchandise, Inc. as a separate corporate entity and does not refer to the subsidiaries. The information included in this 10-K, unless indicated to be given as of a specified date or for a specified period, is given as of the date of this report, which is December 29, 1996.

                                     PART I

Item 1.  Business

Service Merchandise, with 400 stores in 37 states, is one of the nation's largest retailers of jewelry, and offers a wide selection of brand-name hardgoods in its other product lines. The major categories of goods offered by the Company are fine jewelry (including diamonds), housewares for the kitchen and tabletop, ready-to-assemble furniture, small appliances, giftware, silverware, cameras, luggage, radios, televisions, and other home electronics, patio, sporting goods and toys.


General

The Company's franchise is built around selling nationally advertised, brand-name hardgoods and quality jewelry at value prices. The customer has the opportunity to pre-select merchandise from the Company's annual catalog which is distributed in the early fall each year. The fall catalog is supplemented by a spring catalog, a gift registry guide, and a combination of direct mail flyers and newspaper inserts distributed approximately every two weeks of the year. The catalogs, flyers and newspaper inserts describe the majority of merchandise offered for sale by the Company and list the Company's selling price and a reference price. The reference price is either the selling price suggested by the manufacturer, or is determined by comparison shopping and/or the application of a standard markup to the cost of an item. The Company's fall and spring catalogs are printed once a year, with selling prices of merchandise adjusted periodically through the direct mail flyers and newspaper inserts to reflect changes in merchandise costs or to provide clearance or sales pricing. Although merchandise is advertised in catalogs, flyers and newspaper inserts, purchases usually take place in a Company store where the customer has physical access to the merchandise. Customers may also purchase goods through mail order, telephone order or via the internet, although these represent a small portion of the Company's total sales.

The typical Service Merchandise store consists of approximately 50,000 square feet of total space and is situated on a stand-alone lot or as an anchor in a suburban mall or strip center. The Company's stores are divided into several departments, including jewelry, "sight and sound", self-service and general showroom. In the jewelry and "sight and sound" departments, merchandise is displayed in showcases, and sales associates deliver items to the customers and accept payment. In the self-service department, customers select merchandise from a shelf or display and take it to a check-out counter to finalize the purchase. In the remainder of the store, a sample of the merchandise is displayed and order forms are available at various locations. After a customer completes a merchandise order form, a store cashier is paid and merchandise is delivered to a pick-up station. The general showroom format permits presentation of a broad assortment of merchandise with limited inventory investment, since only one sample item is actually on display.

Most of the Company's stores display and maintain an inventory (in warehouse space contiguous to the sales area) of substantially all of the catalog items and a limited amount of merchandise not described in the published catalogs. Each store is equipped with a computer which coordinates the inventory tracking and point of sale functions.

Virtually every transaction in the store that involves payment, customer information or inventory is recorded and transmitted, on a daily basis, via satellite to a central information system at the Company's home office. In addition, by use of the computer, the customers may be provided with alternate suggestion items, back-order information, on-line mail orders, gift registry, special orders and layaway information. Most of the Company's stores are equipped with "Service Express", a user-friendly computer which allows customers to verify item availability, place their order, tender payment via credit card, update their address and designate an item as a gift registry purchase.

The Company's computerized daily inventory system tracks the status (on hand, on order, in transit), location and history of inventory in the retail network. The raw data feeds the Company's inventory replenishment system which tracks inventory positions, sales data and sales forecasts and generates either suggested transfers from distribution centers or suggested purchase order quantities. The inventory system also records all sales information to produce daily margin reports, complete with historical comparisons.

The Company's information systems enhance the effectiveness of the catalog mailings and advertising by tracking customers' purchases and tailoring the Company's mailing lists to meet specific objectives. The Company maintains a 24-million customer database of household information which is updated with each purchase. This database allows the Company to target customers based on specific criteria, including the categories purchased, the frequency of purchases and the value of those purchases.

Seasonality and Competition

The Company's business is highly seasonal, with the Christmas season being the largest volume selling period of the year. In preparation for the Christmas season the Company significantly increases its merchandise inventories, which are financed by internally generated funds and short-term borrowings. Fourth quarter net sales accounted for 41.5% of total net sales in fiscal 1996.

The Company is engaged in a highly competitive business and competes with most nationally known jewelry and hardline retail merchandisers, including department, general merchandise, specialty and discount stores. Many of these competitors are larger and have greater financial resources than the Company. The Company considers quality, value, merchandise mix, service and location to be the most significant competitive factors in its retailing business. The Company's profitability is primarily dependent upon the large sales volume generated during the fourth quarter of its fiscal year.


Suppliers

The Company purchases merchandise from approximately 1,700 suppliers, most of which are manufacturers. In fiscal 1996, the largest vendor accounted for approximately 4.8% of total disbursements for inventory items. The Company believes it would experience no difficulty in obtaining quality merchandise from alternate sources. Most merchandise is shipped to the Company's regional distribution centers and transported to the stores by commercial contract carriers.

The Company's direct import program is responsible for sourcing and repackaging many promotional and seasonal items from abroad. Direct imports, which totaled approximately $287 million in fiscal 1996 (compared to $276 million in fiscal
1995), allow the Company to reduce many traditional cost factors, thereby lowering the cost of merchandise sold in several product lines. In addition to its direct import program, the Company imports diamonds, gemstones and gold which are used by contract fabricators in the manufacture of jewelry items.

Employees

The number of persons employed by the Company fluctuates seasonally. During the fiscal year ended December 29, 1996, the number of active employees varied from approximately 27,500 to approximately 46,800 including both permanent and temporary employees. As of December 29, 1996, the Company had 26,261 permanent employees, of whom 83% were hourly-paid personnel engaged in non-supervisory activities; the balance consisted of administrative, executive, distribution center and store management personnel. None of the Company's employees are covered by a collective bargaining agreement. The Company has never experienced a work stoppage due to a labor disagreement and regards its employee relations as satisfactory.

Certain Factors that may affect Operating Results

The Company's liquidity, capital resources and results of operations may be affected from time to time by a number of factors and risks, including without limitation:

         (a) trends in the economy as a whole, which may affect consumer confidence and consumer demand for the types of goods sold by the Company;

         (b) competitive pressures from other retailers, including specialized retailers and discount stores which may affect the nature and viability of the Company's business strategy;

         (c) availability and cost of labor employed and goods purchased by the Company;

         (d)      costs associated with governmental regulation and legislation;

         (e) real estate occupancy and development costs, including the substantial fixed investment costs associated with opening, maintaining or closing a Company store;

         (f)      advertising costs, including the cost of paper and postage;

         (g) availability, costs and terms of financing, including the risk of rising interest rates;

         (h) the Company's use of substantial financial leverage and the potential impact of such leverage on the Company's ability to execute its operating strategies, to withstand significant economic downturns and to repay its indebtedness;

         (i) costs associated with efforts to improve customer service and maintain an appropriate level of in-stock merchandise;

         (j) the seasonal nature of the Company's business and the ability of the Company to predict consumer demand as a whole, as well as demand for specific goods;

         (k) the ability of the Company to attract and retain customers by defining the Company's image within the marketplace and providing a positive shopping experience;

         (l) costs associated with the shipping, handling and control of inventory; and

         (m)      potential adverse publicity.

This report includes, and other reports and statements issued on behalf of the Company may include, certain forward-looking information that is based upon management's beliefs as well as on assumptions made by and data currently available to management. This information, which has been or in the future may be, included in reliance on the "safe harbor" provisions of the Private Litigation Reform Act of 1995, is subject to a number of risks and uncertainties, including but not limited to the factors identified above. Actual results may differ materially from those anticipated in any such forward-looking statements.

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

The Company operated five major distribution centers and one return center (Bowling Green, KY) as of December 29, 1996. These distribution centers are located in Florida, New York, Tennessee, Texas and Nevada and contain an aggregate of approximately 3,493,000 square feet as set forth below:

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

As of December 29, 1996, the Company operated 400 retail stores (typically consisting of approximately 50,000 square feet) as follows:

                                                                                  Number of Stores
                                                                                  ----------------
Owned land and building                                                                 105

Long-term ground lease with an owned building                                            44

Owned land with industrial development financing under which the Company has
ownership or a right to obtain ownership of the building                                  3

Leased                                                                                  265

Stores which have been subleased                                                        (17)
                                                                                        ---

Total                                                                                   400
                                                                                        ===

Most of the leases contain renewal or purchase options. See the Notes to Consolidated Financial Statements, which are incorporated herein by reference to the Registrant's 1996 Annual Report to Shareholders, for information concerning the Company's lease commitments.

For a listing of store locations, see page 8. The numbers in parentheses show the number of stores per state and where there is more than one store in any city, the number of stores in such city.

SERVICE MERCHANDISE COMPANY, INC.
STORE LOCATIONS

ALABAMA (8)                   GEORGIA (14)            MARYLAND (6)              NEW YORK (23)               SOUTH CAROLINA (6)
  BIRMINGHAM (2)                ATLANTA (10)            BALTIMORE                 ALBANY                      CHARLESTON
  HUNTSVILLE (2)                AUGUSTA                 COLUMBIA                  BINGHAMTON                  COLUMBIA (2)
  MOBILE                        COLUMBUS                FORESTVILLE               BUFFALO (2)                 GREENVILLE
  MONTGOMERY (2)                MACON                   FREDERICK                 EAST MEADOW                 GREENWOOD
  TUSCALOOSA                    SAVANNAH                SALISBURY                 HARTSDALE                   SUMTER
ARIZONA (4)                   ILLINOIS (24)             WALDORF                   HUNTINGTON                TENNESSEE (16)
  GLENDALE                      CHICAGO (24)          MASSACHUSETTS (11)          LAKE GROVE                  CHATTANOOGA (2)
  MESA (2)                    INDIANA (15)              AUBURN                    LAWRENCE                    JACKSON
  SCOTTSDALE                    BLOOMINGTON             BOSTON (7)                MASSAPEQUA                  KINGSPORT
ARKANSAS (4)                    CLARKSVILLE             HOLYOKE                   MIDDLETOWN                  KNOXVILLE (2)
  FAYETTEVILLE                  EVANSVILLE              LANESBORO/PITTSFIELD      NANUET                      MEMPHIS (5)
  FORT SMITH                    FORT WAYNE (2)          SWANSEA                   PATCHOQUE                   NASHVILLE (5)
  LITTLE ROCK (2)               GRIFFITH              MICHIGAN (14)               PLATTSBURGH               TEXAS (48)
CALIFORNIA (20)                 INDIANAPOLIS (4)        ANN ARBOR                 POUGHKEEPSIE                ABILENE
  LOS ANGELES (9)               KOKOMO                  DETROIT (9)               QUEENS                      AMARILLO
  MONTEBELLO                    LAFAYETTE               FLINT                     ROCHESTER (2)               ARLINGTON (2)
  MURRIETA                      MERRILLVILLE            LANSING (2)               SARATOGA SPRINGS            AUSTIN
  SALINAS                       SOUTH BEND              WATERFORD                 SYRACUSE (2)                BEAUMONT
  SAN FRANCISCO/OAKLAND (6)     TERRE HAUTE           MINNESOTA (1)               UTICA                       COLLEGE STATION
  SAN JOSE (2)                IOWA (1)                  MINNEAPOLIS               YORKTOWN HEIGHTS            CORPUS CHRISTI
COLORADO (6)                    DES MOINES            MISSISSIPPI (6)           NORTH CAROLINA (9)            DALLAS (8)
  COLORADO SPRINGS            KANSAS (3)                GAUTIER                   CHARLOTTE (3)               DENTON
  DENVER (4)                    OVERLAND PARK           GULFPORT                  DURHAM                      EL PASO (2)
  PUEBLO                        WICHITA (2)             HATTIESBURG               FAYETTEVILLE                FT. WORTH (3)
CONNECTICUT (8)               KENTUCKY (7)              JACKSON (2)               GASTONIA                    HARLINGEN
  DANBURY                       FLORENCE                MERIDIAN                  GREENSBORO                  HOUSTON (11)
  DERBY                         LEXINGTON             MISSOURI (7)                RALEIGH (2)                 LAKE JACKSON
  ENFIELD                       LOUISVILLE (3)          INDEPENDENCE            OHIO (16)                     LAREDO
  HARTFORD (3)                  OWENSBORO               SPRINGFIELD               AKRON                       LONGVIEW
  ORANGE                        PADUCAH                 ST. LOUIS (5)             CINCINNATI (4)              LUBBOCK
  WATERBURY                   LOUISIANA (14)          NEBRASKA (2)                COLUMBUS (4)                MCALLEN (2)
DELAWARE (3)                    ALEXANDRIA              LINCOLN                   LIMA                        MIDLAND
  DOVER                         BATON ROUGE (2)         OMAHA                     MANSFIELD                   SAN ANGELO
  WILMINGTON (2)                HOUMA                 NEVADA (3)                  SANDUSKY                    SAN ANTONIO (3)
FLORIDA (50)                    LAFAYETTE (2)           LAS VEGAS (2)             SPRINGFIELD                 TEMPLE
  BOCA RATON                    LAKE CHARLES            RENO                      TOLEDO (2)                  TYLER
  BOYNTON BEACH                 MONROE                NEW HAMPSHIRE (5)           YOUNGSTOWN                  WACO
  CORAL SPRINGS                 NEW ORLEANS (3)         DOVER                   OKLAHOMA (7)                VERMONT (1)
  DAVIE                         SHREVEPORT (2)          MANCHESTER                NORMAN                      BURLINGTON
  DAYTONA BEACH                 SLIDELL                 NASHUA                    OKLAHOMA CITY (3)         VIRGINIA (11)
  FT. MYERS                   MAINE (5)                 PLAISTOW                  TULSA (3)                   ALEXANDRIA
  GAINESVILLE                   AUBURN                  SALEM                   PENNSYLVANIA (14)             BAILEY'S CROSSROADS
  JACKSONVILLE (3)              AUGUSTA               NEW JERSEY (6)              ALLENTOWN                   CHANTILLY
  LAKELAND                      BANGOR                  HAZLET                    HARRISBURG                  CHESAPEAKE
  LEESBURG                      BRUNSWICK               PARAMUS                   LANCASTER                   DALE CITY
  MELBOURNE                     PORTLAND                TURNERSVILLE              PHILADELPHIA (2)            FREDERICKSBURG
  MIAMI/FT. LAUDERDALE (14)                             VOORHEES                  PITTSBURGH (6)              HAMPTON
  NAPLES                                                WAYNE                     READING                     MANASSAS
  OCALA                                                 WOODBRIDGE                SCRANTON                    NORFOLK
  ORLANDO (6)                                         NEW MEXICO (2)              WILKES-BARRE                RICHMOND (2)
  PENSACOLA                                             ALBUQUERQUE
  PORT CHARLOTTE                                        LAS CRUCES
  SARASOTA
  STUART
  TALLAHASSEE (2)
  TAMPA/CLEARWATER/
    ST. PETERSBURG (8)
  W. PALM BEACH

Item 3.  Legal Proceedings

L. Luria and Son, Inc. v. Sunrise Mills Limited Partnership, Western Sawgrass Mills Corp., and Service Merchandise Company, Inc. was filed on June 15, 1993 in the Circuit Court of the 17th Judicial Circuit, Broward County, Florida. Claims against Sunrise Mills Limited Partnership and Western Sawgrass Mills Corp. were settled before the case went to trial; therefore, Service Merchandise was the only remaining defendant. In November 1995, a Florida state court returned a verdict of $13.8 million against the Company based on an allegation that the Company interfered with a competitor's right to lease property. The Company has settled this matter for an amount in 1997 which is not material to the financial position or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security-Holders

There were no reportable items during the Company's fourth quarter.

Executive Officers of the Registrant (1)

The following is a list of executive officers, their ages, positions and business experience during the past five years as of the date hereof:

Name, Age and Position
----------------------
Raymond Zimmerman, 64                                 Chairman of the Board and Chief Executive Officer since
Chairman of the Board and Chief                       October 1981; President from July 1984 to November 1994 and
Executive Officer                                     from 1981 to October 1983.  Board member of The Limited
                                                      Stores, Columbus, Ohio.

Gary M. Witkin, 48                                    President and Chief Operating Officer since November 1994;
President, Chief Operating Officer                    Vice Chairman and Board member, Saks Fifth Avenue from
and Director                                          October 1992 to November 1994; Executive Vice-President of
                                                      Dayton Hudson Corp. from June 1991 to October 1992.

S. Cusano, 43                                         Vice President and Chief Financial Officer since July 1993; Group
Vice President and Chief Financial Officer            Vice President - Finance from December 1991.

Thomas L. Garrett, Jr., 43                            Vice President and Treasurer since July 1996;  Treasurer, Magma
Vice President and Treasurer                          Copper Company from July 1992 to May 1996;  Director of
                                                      Treasury, Goodyear Tire & Rubber Company from June 1990 to
                                                      June 1992.

C. Steven Moore, 34                                   Corporate Secretary since August 1996; Vice President and
Vice President, Managing Attorney, and                Managing Attorney since August 1996; Senior Corporate
Corporate Secretary                                   Attorney from November 1994 to August 1996; Corporate
                                                      Attorney from May 1992 to November 1994; Attorney with Boult,
                                                      Cummings, Conners & Berry from June 1988 to May 1992.

Kenneth Brame, 49                                     Senior Vice President, Information Services and Chief
Senior Vice President, Information Services,          Information Officer since February 1996; Vice President,
and Chief Information Officer                         Systems Development, American Stores Company from May
                                                      1994 to February 1996;  Director of Systems Development, Belk
                                                      Stores Services from April 1989 to April 1994.

Robert C. Eimers, 49                                  Senior Vice President, Human Resources since February 1995;
Senior Vice President, Human Resources                Vice President, Human Resources of Sonoco Products Company
                                                      from June 1988 to January 1995.

Harold Mulet, 45                                      Senior Vice President, Stores Organization since August 1995;
Senior Vice President, Stores                         Regional Vice President of Target division of the Dayton Hudson
                                                      Corp. from December 1988 to August 1995.

Gary Sease, 53                                        Senior Vice President, Logistics since September 1996; Senior
Senior Vice President, Logistics                      Vice President, Operations Services of American National Can
                                                      Company from September 1992 to September 1996; Vice President,
                                                      Inventory Control and MIS of Servistar Corp. from September 1989 to
                                                      September 1992.

Charles Septer, 45                                    Senior Vice President, Jewelry Merchandising since April 1988.
Senior Vice President, Jewelry
Merchandising

Steven F. McCann, 44                                  Vice President, Corporate Controller since June 1994.  Vice President,
Vice President, Corporate Controller                  Controller of Robinsons-May division of the May Department Store Company from February 1993 to June 1994. Vice President, Controller of the May
                                                      Company division of the May Department Store Company from April 1992 to
                                                      February 1993. Divisional Vice President, Divisional Controller of the May
                                                      Company division of the May Department Store Company from May 1989 to
                                                      April 1992.

------------------------------
(1) All Executive Officers serve at the pleasure of the Board of Directors.


                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters

The Company's Common Stock trades on the New York Stock Exchange (NYSE) under the symbol SME. The number of record holders of Common Stock at February 28, 1997 and March 1, 1996 were 6,076 and 6,387, respectively.

High and low closing sales prices as reported by the NYSE for fiscal 1996 and 1995 were as follows:

1996                                 High              Low
----                                 ----              ---
First Quarter                        6                4 1/2
Second Quarter                       6 1/4            4 5/8
Third Quarter                        5 3/4            4 1/2
Fourth Quarter                       6 3/8            4 1/4

1995                                 High              Low
----                                 ----              ---
First Quarter                        5 1/4             4 1/8
Second Quarter                       5 1/4             4 1/4
Third Quarter                        7 7/8             5 3/8
Fourth Quarter                       7 1/8             4 1/2

The Company's Reducing Revolving Credit Facility contains various financial and other covenants, including limitations on the ability to pay dividends. The Company has not declared any cash dividends to shareholders for fiscal 1996 and 1995, respectively.

Item 6.  Selected Financial Data

Page 4 under the caption "Selected Financial Information" of the Registrant's 1996 Annual Report to Shareholders for the year ended December 29, 1996 is herein incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pages 5 through 8 of the Registrant's 1996 Annual Report to Shareholders for the year ended December 29, 1996 under the caption "Management's Discussion and Analysis" are herein incorporated by reference.

Item 8.  Financial Statements and Supplementary Data

As set forth in the Registrant's 1996 Annual Report to Shareholders for the year ended December 29, 1996, the following are incorporated herein by reference:

Description                                                                 Page
-----------                                                                 ----
Consolidated Statements of Operations....................................    9

Consolidated Balance Sheets .............................................    10

Consolidated Statements of Changes in Shareholders' Equity ..............    11

Consolidated Statements of Cash Flows....................................    12

Notes to Consolidated Financial Statements  .............................  13-26

Quarterly Financial Information (Unaudited)   ...........................    26

Independent Auditors' Report  ...........................................    27

Item 9. Changes in and Disagreements With Independent Auditors on Accounting and Financial Disclosure

No reportable items.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

Pages 2 through 5 under the caption "Election of Directors" of the Registrant's Proxy Statement dated March 11, 1997 filed with the Commission pursuant to Rule 14a-6(b) are incorporated herein by reference.

Pursuant to General Instruction G(3), information concerning Executive Officers of the Registrant is included in Part I, Item 4, under the caption "Executive Officers of the Registrant" of this Form 10-K.

Item 11. Executive Compensation

Reference is made to the information on pages 8 through 17 of the Registrant's Proxy Statement dated March 11, 1997 filed with the Commission pursuant to Rule 14a-6(b), concerning executive compensation, which is herein incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Reference is made to the information on pages 6 and 7 of the Registrant's Proxy Statement dated March 11, 1997 filed with the Commission pursuant to Rule 14a-6(b), concerning the beneficial ownership of Registrant's common stock, which is herein incorporated by reference.

Item 13. Certain Relationships and Related Transactions

Reference is made to the information on page 19 of the Registrant's Proxy Statement dated March 11, 1997 filed with the Commission pursuant to Rule 14a-6(b), concerning certain relationships and related transactions, which is herein incorporated by reference.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)      Documents filed as a part of this report.

         1.       Financial Statements

                  Reference is made to Part II, Item 8, captioned "Financial Statements and Supplementary Data" (and accompanying index) which have been incorporated by reference from the Registrant's 1996 Annual Report to Shareholders for the year ended December 29, 1996.

         2.       Financial Statement Schedule

                  Independent Auditors' Report .............................  20

                  Schedule

                  II.  Valuation and Qualifying Accounts and Reserves ......  21


                   All other schedules are not applicable and have been omitted.

         3.       Exhibits and Index to Exhibits

         Exhibits filed with this Form 10-K:

            Exhibit No. Under
               Item 601 of
             Regulation S-K                     Brief Description
             --------------                     -----------------
                  4.19              Amendment No. 1 to Loan Agreement dated as
                                    of November 7, 1996 concerning the $75
                                    million Real Estate Mortgage Financing among
                                    SMC-SPE-2, Inc., and First Union National
                                    Bank of North Carolina.

                  4.20              Amendment No.2 to Loan Agreement dated as of
                                    December 20, 1996 concerning the $75 million
                                    Real Estate Mortgage Financing among
                                    SMC-SPE-2, Inc., and First Union National
                                    Bank of North Carolina.

                  4.21              Amendment No. 4 to Credit Agreement
                                    effective January 15, 1997 among Service
                                    Merchandise Company, Inc., various Banks and
                                    The Chase Manhattan Bank (as successor to
                                    Chemical Bank) as Administrative Agent.

         3.       Exhibits and Index to Exhibits (continued):

           Exhibit No. Under
              Item 601 of
            Regulation S-K                        Brief Description
            --------------                        -----------------
                  4.22              Amendment No. 3 to Loan Agreement dated as
                                    of January 16, 1997 concerning the $75
                                    million Real Estate Mortgage Financing among
                                    SMC-SPE-2, Inc., and First Union National
                                    Bank of North Carolina.

                  11                Statement re: Computation of Earnings Per
                                    Common Share for fiscal years ended December
                                    29, 1996, December 31, 1995 and January 1,
                                    1995.

                  13                Portions of Service Merchandise Company,
                                    Inc. 1996 Annual Report to Shareholders for the fiscal year ended December 29, 1996.

                  21                Subsidiaries of the Registrant.

                  23                Independent Auditors' consent.

                  27 Financial Data Schedule for the fiscal year ended December 29, 1996. (for SEC use only).


         Exhibits incorporated herein by reference:

           Exhibit No. Under                                                                     Exhibit No. in
              Item 601 of                                                                        Document Where
            Regulation S-K                        Brief Description                             Originally Filed
            --------------                        -----------------                             ----------------
                  3.1               Registrant's Charter - State of Tennessee,                          3.1
                                    as restated May 1, 1989, as further amended
                                    on November 7, 1990 and April 15, 1992 which
                                    is incorporated herein by reference from the
                                    Registrant's Form S-8 filed on September 8,
                                    1993 (Registration No. 33-50185).

                  3.2               Registrant's By-Laws, as amended and                                3.2
                                    restated as of April 19, 1989, which are
                                    incorporated herein by reference from
                                    Registrant's Form 10-Q filed for the first
                                    quarter ended March 31, 1989.

                  4.1               Shareholders' Rights Agreement which is                             4 (c)
                                    incorporated herein by reference from
                                    Registrant's Form 8-K dated February 8,
                                    1988.

                  4.2               Amendment No. 1 to Shareholders' Rights Agreement                   4 (c)
                                    which is incorporated herein by reference
                                    from Registrant's Current Report on Form 8-K
                                    dated May 5, 1989.

         3.       Exhibits and Index to Exhibits (continued):

            Exhibit No. Under                                                                    Exhibit No. in
               Item 601 of                                                                       Document Where
             Regulation S-K                       Brief Description                             Originally Filed
             --------------                       -----------------                             ----------------
                  4.3               Amendment No. 2 to Shareholders' Rights Agreement                    4
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

                  4.5               Trust Indenture dated as of June 28, 1990                           4.2b
                                    concerning the refinancing of $90 million of
                                    the Real Estate Bridge Loan under the Credit
                                    Agreement dated as of July 24, 1989 among
                                    the Registrant, Various Banks and Chemical
                                    Bank as Agent, which is incorporated herein
                                    by reference from the Registrant's Form 10-Q
                                    filed for the second quarter ended June 30,
                                    1990.

                  4.6               Indenture, dated as of February 15, 1993,                           4.1
                                    between the Registrant and First American
                                    National Bank, as Trustee, regarding the
                                    Registrant's $300,000,000 of 9% Senior
                                    Subordinated Debentures due 2004, which is
                                    incorporated herein by reference from Form
                                    8-K dated February 17, 1993.

                  4.7               First Supplemental Indenture, dated as of                           4.2
                                    February 15, 1993, between the Registrant
                                    and First American National Bank, as
                                    trustee, regarding the Registrant's
                                    $300,000,000 of 9% Senior Subordinated
                                    Debentures due 2004, which is incorporated
                                    herein by reference from Form 8-K dated
                                    February 17, 1993.

                  4.8               Form of Debenture, regarding the Registrant's                       4.3
                                    $300,000,000 of 9% Senior Subordinated
                                    Debentures due 2004, which is incorporated
                                    herein by reference from Form 8-K dated
                                    February 17, 1993.

         3.       Exhibits and Index to Exhibits (continued):

            Exhibit No. Under                                                                    Exhibit No. in
               Item 601 of                                                                       Document Where
             Regulation S-K                      Brief Description                              Originally Filed
             --------------                      -----------------                              ----------------
                  4.9               Indenture, dated as of October 15, 1993,                            4.1
                                    between the Registrant and The First
                                    National Bank of Boston, as trustee,
                                    regarding the Registrant's $100,000,000 in
                                    principal amount of 8 3/8% Senior Notes due
                                    2001, which is incorporated herein by
                                    reference from the Registrant's Form 8-K
                                    dated October 26, 1993.

                  4.10              First Supplemental Indenture, dated as of                           4.2
                                    October 15, 1993, between the Registrant and
                                    The First National Bank of Boston, as
                                    trustee, regarding the Registrant's
                                    $100,000,000 in principal amount of 8 3/8%
                                    Senior Notes due 2001, which is incorporated
                                    herein by reference from the Registrant's
                                    Form 8-K dated October 26, 1993.

                  4.11              Form of Notes, regarding the Registrant's                           4.3
                                    $100,000,000 of 8 3/8% Senior Notes due
                                    2001, which is incorporated herein by
                                    reference from the Registrant's Form 8-K
                                    dated October 26, 1993.

                  4.12              Credit Agreement dated as of June 8, 1994                           4.1
                                    among Service Merchandise Company, Inc.,
                                    various Banks and Chemical Bank as
                                    Administrative Agent which is incorporated
                                    herein by reference from the Registrant's
                                    Form 10-Q filed for the second quarter ended
                                    July 3, 1994.

                  4.13              Amendment No. 1 to Credit Agreement effective                       4.1
                                    April 13, 1995 among Service Merchandise
                                    Company, Inc., various Banks and Chemical
                                    Bank as Administrative Agent which is
                                    incorporated herein by reference from the
                                    Registrant's Form 10-Q filed for the first
                                    quarter ended April 2, 1995.

                  4.14              Amendment No. 2 to Credit Agreement effective                        4
                                    May 23, 1996 among Service Merchandise
                                    Company, Inc., various Banks and Chemical
                                    Bank as Administrative Agent which is
                                    incorporated herein by reference from the
                                    Registrant's Form 10-Q/A filed for the second
                                    quarter ended June 30, 1996.

         3.       Exhibits and Index to Exhibits (continued):

           Exhibit No. Under                                                                        Exhibit No. in
               Item 601 of                                                                          Document Where
            Regulation S-K                       Brief Description                                 Originally Filed
            --------------                       -----------------                                 ----------------
                  4.15              Amendment No. 3 to Credit Agreement effective                       4.1
                                    September 16, 1996 among Service Merchandise
                                    Company, Inc., various Banks and The Chase
                                    Manhattan Bank (as successor to Chemical
                                    Bank) as Administrative Agent which is
                                    incorporated herein by reference from the
                                    Registrant's Form 10-Q filed for the third
                                    quarter ended September 29, 1996.

                  4.16              Conditional Loan Commitment dated as of                             4.2
                                    September 9, 1996, concerning the $75
                                    million Real Estate Mortgage Financing among
                                    Service Merchandise Company, Inc., and First
                                    Union National Bank of North Carolina which
                                    is incorporated herein by reference from the
                                    Registrant's Form 10-Q filed for the third
                                    quarter ended September 29, 1996.

                  4.17              Loan Agreement dated as of October 4, 1996                          4.2a
                                    concerning the $75 million Real Estate
                                    Mortgage Financing among SMC-SPE-1, Inc.,
                                    and First Union National Bank of North
                                    Carolina which is incorporated herein by
                                    reference from the Registrant's Form 10-Q
                                    filed for the third quarter ended September
                                    29, 1996.

                  4.18              Loan Agreement dated as of October 4, 1996                          4.2b
                                    concerning the $75 million Real Estate
                                    Mortgage Financing among SMC-SPE-2, Inc.,
                                    and First Union National Bank of North
                                    Carolina which is incorporated herein by
                                    reference from the Registrant's Form 10-Q
                                    filed for the third quarter ended September
                                    29, 1996.

                  10.1              Stock Option Pledge Agreement between Service                       10.2
                                    Merchandise Company, Inc., and the Service
                                    Merchandise Foundation dated October 15,
                                    1990, which is incorporated herein by
                                    reference from the Registrant's Form 10-K
                                    for the fiscal year ended December 29, 1990.

Executive Compensation Plans and Arrangements:

                  10.2              Form of Indemnification Agreement between the                     Exhibit A
                                    Registrant and each of Messrs. Zimmerman,
                                    Witkin, Crane, Poole, Holt, Moore,
                                    Roitenberg, Cusano, Mulet and Septer which
                                    is incorporated herein by reference from the
                                    Registrant's Proxy Statement dated April 19,
                                    1989.

         3.       Exhibits and Index to Exhibits (continued):

           Exhibit No. Under                                                                        Exhibit No. in
               Item 601 of                                                                         Document Where
            Regulation S-K                       Brief Description                                 Originally Filed
            --------------                       -----------------                                 ----------------
                  10.3              Directors' Deferred Compensation Plan, which                        10.1
                                    is incorporated herein by reference from the
                                    Registrant's Form 10-K for the fiscal year
                                    ended December 29, 1990.

                  10.4              Directors' Equity Plan which is incorporated                      Exhibit B
                                    herein by reference from the Registrant's
                                    Proxy Statement dated March 16, 1992.

                  10.5              Key Executive Severance Plan Agreement for                          10
                                    execution by certain key executives in
                                    replacement of employment contracts which is
                                    incorporated herein by reference from the
                                    Registrant's Form 10-Q filed for the third
                                    quarter ended October 2, 1994.

                  10.6              Employment agreement dated November 2, 1994                         10.1
                                    regarding Gary M. Witkin, President and
                                    Chief Operating Officer which is
                                    incorporated herein by reference from the
                                    Registrant's Form 10-K for the fiscal year
                                    ended January 1, 1995.

                  10.7              Amended and Restated 1989 Employee Stock                            10.2
                                    Incentive Plan which is incorporated herein
                                    by reference from the Registrant's Form 10-K
                                    for the fiscal year ended January 1, 1995.

(b)      Reports on Form 8-K

         There were no reports on Form 8-K during the fiscal year ended December 29, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        SERVICE MERCHANDISE COMPANY, INC.



                           By:  /s/ S. Cusano
                              -------------------------
                                S. Cusano
                                Vice President and
                                Chief Financial Officer

March 18, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



  /s/ Raymond Zimmerman                  /s/ Gary M. Witkin
-------------------------------         ----------------------------------
Raymond Zimmerman                       Gary M. Witkin
Chairman of the Board, Chief            President, Chief Operating Officer
Executive Officer and Director          and Director
(Principal Executive Officer)           (Principal Operating Officer)
March 18, 1997                          March 18, 1997




/s/ Richard P. Crane, Jr.     /s/ Charles V. Moore     /s/ James E. Poole     /s/ R. Maynard Holt
-------------------------     ---------------------    ------------------     -------------------
Richard P. Crane, Jr.         Charles V. Moore         James E. Poole         R. Maynard Holt
Director                      Director                 Director               Director
March 18, 1997                March 18, 1997           March 18, 1997         March 18, 1997



/s/ Harold Roitenberg      /s/ S. Cusano
---------------------      -----------------------------------------------------
Harold Roitenberg          S. Cusano, Vice President and Chief Financial Officer
Director                   (Principal Financial Officer)
March 18, 1997             (Principal Accounting Officer)
                           March 18, 1997

INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
Service Merchandise Company, Inc.
Nashville, Tennessee

We have audited the consolidated financial statements of Service Merchandise Company, Inc. and subsidiaries as of December 29, 1996 and December 31, 1995, and for each of the three years in the period ended December 29, 1996, and have issued our report thereon dated January 28, 1997; such financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Service Merchandise Company, Inc., listed in
Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/  Deloitte & Touche LLP
--------------------------
DELOITTE & TOUCHE LLP

Nashville, Tennessee
January 28, 1997

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)



----------------------------------------------------------------------------------------------------------------------------------
                COL. A                          COL. B                     COL. C                      COL. D            COL. E
----------------------------------------------------------------------------------------------------------------------------------

                                                                         ADDITIONS

                                                                    (1)             (2)
                                                Balance          Charged to      Charged to                              Balance
                                             at Beginning        Costs and     Other Accounts        Deductions         at End of
              DESCRIPTION                      of Period          Expenses       (Describe)        (Describe) (B)        Period
----------------------------------------------------------------------------------------------------------------------------------
Year ended December  29, 1996       (A)          $2,763            $2,183           --                 $(353)             $4,593

Year ended December  31, 1995       (A)          $3,217            $ (207)          --                 $(247)             $2,763

Year ended January 1, 1995          (A)          $2,894            $1,017           --                 $(694)             $3,217





(A) The amounts represent transactions for Accounts Receivable Allowance for Doubtful Accounts.

(B) The Allowance for Doubtful Accounts was reduced for accounts written-off against the reserve.