Form 10-Q
period 1997-03-30
SERVICE MERCHANDISE CO INC
filed 1997-05-14
CIK 89107

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

        [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 1997

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from ____ to ____

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.
                As of April 27, 1997, there were 99,780,351 shares of
              Service Merchandise Company, Inc. common stock outstanding.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS
                                                                                               Page No.
PART I - FINANCIAL INFORMATION

        Consolidated Statements of Operations (Unaudited) - First Quarter Ended
        March 30, 1997 and March 31, 1996 . . . . . . . . . . . . . . . . . . .                   3

        Consolidated Balance Sheets - March 30, 1997 (Unaudited),
        March 31, 1996 (Unaudited) and December 29, 1996 . . . . . . . . . . .                    4

        Consolidated Statements of Cash Flows (Unaudited) - First Quarter
        Ended March 30, 1997 and March 31, 1996 . . . . . . . . . . . . . . . .                   5

        Notes to Consolidated Financial Statements (Unaudited) . . . . . . . .                   6-8

        Management's Discussion and Analysis of Financial Condition and Results
        of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  9-12



PART II - OTHER INFORMATION

        Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . .                   13

        Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    14


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    15


                                       SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                                        Consolidated Statements of Operations (Unaudited)
                                              (In thousands, except per share data)


                                                                                                  First Quarter Ended
                                                                                        -------------------------------------

                                                                                           March 30,             March 31,
                                                                                        ----------------       --------------

                                                                                             1997                  1996
                                                                                        ----------------       --------------
Net sales                                                                                      $686,400             $715,628

Costs and expenses:
  Cost of merchandise sold and buying and occupancy expenses                                    531,640              554,870
                                                                                        ----------------       --------------

  Gross margin after cost of merchandise sold and buying and
    occupancy expenses                                                                          154,760              160,758

  Selling, general and administrative expenses                                                  165,024              168,674
  Restructuring charge                                                                          129,510                    -
  Depreciation and amortization                                                                  14,812               15,609
                                                                                        ----------------       --------------

Loss before interest and income taxes                                                          (154,586)             (23,525)

  Interest expense-debt                                                                          14,973               14,113
  Interest expense-capitalized leases                                                             1,989                2,225
                                                                                        ----------------       --------------

Loss before income tax benefit                                                                 (171,548)             (39,863)
Income tax benefit                                                                              (64,331)             (15,148)
                                                                                        ----------------       --------------


Net loss                                                                                      ($107,217)            ($24,715)
                                                                                        ================       ==============

Weighted average common shares and common
  share equivalents outstanding                                                                 100,127              101,366
                                                                                        ================       ==============


Per common share:

Net loss per common share                                                                        ($1.07)              ($0.24)
                                                                                        ================       ==============


See Notes to Consolidated Financial Statements.

                                       SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                                                 Consolidated Balance Sheets
                                            (In thousands, except per share data)
                                                                                   (Unaudited)
                                                                       --------------------------------
                                                                         March 30,         March 31,       December 29,
                                                                           1997              1996            1996 (1)
                                                                       --------------    --------------   ---------------
ASSETS

Current Assets:
  Cash and cash equivalents                                                  $29,168           $27,248          $285,368
  Accounts receivable, net of allowance of
    $3,409, $3,074 and $4,593, respectively                                   45,592            42,926            61,454
  Income taxes                                                                50,912             2,898                 -
  Inventories                                                              1,078,051         1,101,390         1,052,969
  Prepaid expenses                                                            21,221            31,978            15,461
                                                                       --------------    --------------   ---------------
    TOTAL CURRENT ASSETS                                                   1,224,944         1,206,440         1,415,252

Property and equipment:
  Owned assets, net of accumulated depreciation of
    $540,681, $502,503 and $530,170, respectively                            522,975           573,577           567,056
  Capitalized leases, net of accumulated amortization of
    $79,778, $83,492 and $86,710 respectively                                 36,481            42,909            37,701
Other assets and deferred charges                                             25,814            20,074            22,818
                                                                       --------------    --------------   ---------------
    TOTAL ASSETS                                                          $1,810,214        $1,843,000        $2,042,827
                                                                       ==============    ==============   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable to banks                                                    $101,000          $185,000                 -
  Accounts payable                                                           389,031           463,260          $595,262
  Accrued expenses                                                           166,262           156,212           212,223
  State and local sales taxes                                                 25,177            29,430            62,690
  Accrued restructuring costs - current                                       27,066                 -                 -
  Income taxes                                                                     -                 -            33,898
  Current maturities of long-term debt                                         7,116             1,932             6,842
  Current maturities of capitalized lease obligations                          7,445             8,066             7,303
  Deferred income taxes                                                        7,437            11,715             7,437
                                                                       --------------    --------------   ---------------
    TOTAL CURRENT LIABILITIES                                                730,534           855,615           925,655

Accrued restructuring costs                                                   67,301                 -                 -
Long-term debt                                                               628,331           556,401           623,615
Capitalized lease obligations                                                 56,034            63,838            58,541
Deferred income taxes                                                          7,922             4,888             7,922
                                                                       --------------    --------------   ---------------
    TOTAL LIABILITIES                                                      1,490,122         1,480,742         1,615,733
                                                                       --------------    --------------   ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value, authorized 4,600 shares,
    undesignated as to rate and other rights, none issued
  Series A Junior Preferred Stock, $1 par value, authorized
    400 shares, none issued
  Common stock, $.50 par value, authorized 500,000 shares, issued
    and outstanding 99,758, 99,722 and 99,758 shares, respectively            49,879            49,861            49,879
  Additional paid-in capital                                                   5,653             5,591             5,670
  Deferred compensation                                                       (1,019)           (1,945)           (1,251)
  Retained earnings                                                          265,579           308,751           372,796
                                                                       --------------    --------------   ---------------
    TOTAL SHAREHOLDERS' EQUITY                                               320,092           362,258           427,094
                                                                       --------------    --------------   ---------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $1,810,214        $1,843,000        $2,042,827
                                                                       ==============    ==============   ===============

(1)  Derived from fiscal year ended December 29, 1996 audited consolidated financial statements.

       See Notes to Consolidated Financial Statements.

                                       SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                                        Consolidated Statements of Cash Flows (Unaudited)
                                                         (In thousands)


                                                                                              First Quarter Ended
                                                                                    ---------------------------------------
                                                                                       March 30,               March 31,
                                                                                    ---------------------------------------
                                                                                         1997                    1996
                                                                                    ---------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                            ($107,217)               ($24,715)
     Adjustments to reconcile net loss to net
       cash used by operating activities:
        Depreciation and amortization                                                       15,645                  16,307
        Gain on disposal of property and equipment                                          (2,511)                 (2,789)
        Write down of property and equipment due to restructuring                           32,915                       -
        Changes in assets and liabilities (net of disposition):
          Accounts receivable, net                                                          15,862                  10,695
          Inventories                                                                      (25,082)                (66,923)
          Prepaid expenses                                                                  (5,760)                 (6,701)
          Accounts payable                                                                (206,231)               (157,409)
          Accrued expenses and state and local sales taxes                                 (83,049)                (68,598)
          Accrued restructuring costs                                                       94,367                       -
          Income taxes                                                                     (84,810)                (32,107)
                                                                                    ---------------         ---------------
        NET CASH USED BY OPERATING ACTIVITIES                                             (355,871)               (332,240)
                                                                                    ---------------         ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment - owned                                            (4,388)                 (5,441)
     Proceeds from the disposal of property and equipment                                    3,626                   4,249
     Other, net                                                                             (3,473)                  1,246
                                                                                    ---------------         ---------------
        NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                    (4,235)                     54
                                                                                    ---------------         ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from short-term borrowings                                                   101,000                 185,000
     Proceeds from long-term debt                                                            6,560                       -
     Repayment of long-term debt                                                            (1,583)                 (1,008)
     Repayment of capitalized lease obligations                                             (1,945)                 (1,875)
     Debt issuance costs                                                                      (108)                      -
     Exercise of stock options (forfeiture of restricted stock), net                           (18)                      3
                                                                                    ---------------         ---------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                          103,906                 182,120
                                                                                    ---------------         ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (256,200)               (150,066)

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD                                              285,368                 177,314
                                                                                    ---------------         ---------------

CASH AND CASH EQUIVALENTS-END OF PERIOD                                                    $29,168                 $27,248
                                                                                    ===============         ===============




See Notes to Consolidated Financial Statements.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A. The consolidated financial statements, except for the consolidated balance sheet as of December 29, 1996, have been prepared by the Company without audit.

     In management's opinion, the information and amounts furnished in this report reflect all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of the financial position and results of operations for the interim periods presented. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996.

     The Company has historically incurred a net loss for the first quarter of the year due to the seasonality of its business. The results of operations for the first quarter ended March 30, 1997 and March 31, 1996 are not necessarily indicative of the operating results for the entire fiscal year.

B. On March 25, 1997, the Company adopted a business restructuring plan to close 60 underperforming stores and one distribution center. As a result, a pre-tax charge of $129.5 million for restructuring costs was taken in the first quarter of 1997. Management anticipates that a majority of these stores and the distribution center will be closed by the end of the third quarter of 1997, with the remaining closures completed by early 1998. In addition to the restructuring charge, reduced margins will be reflected in the Company's operating results as affected inventory associated with the closing stores is liquidated. The components of the restructuring charge and an analysis of the amounts charged against the accrual through March 30, 1997 are outlined in the following table:


                                                                                   Activity to Date
                                                                    -------------------------------------------
                                                                                                                     Accrued
                                                     Original                                                     Restructuring
                                                      Charge          Restructuring             Asset              Costs as of
         (In thousands)                              Recorded           Costs Paid           Write-downs          March 30, 1997
                                                 ------------------ ------------------- ----------------------- -------------------
         Lease termination and other real
           estate costs                              $  83,225            $      -            $        -             $ 83,225
         Property and equipment write-downs             32,915                   -               (32,915)                   -
         Employee severance                              4,869                (701)                    -                4,168
         Other exit costs                                8,501              (1,527)                    -                6,974
                                                 ------------------ ------------------- ----------------------- -------------------
            Total                                    $ 129,510            $ (2,228)           $  (32,915)              94,367
                                                 ================== =================== =======================
            Less: Current portion                                                                                     (27,066)

                                                                                                                -------------------
                                                                                                                     $ 67,301
                                                                                                                ===================

     The stores planned for closure include both owned and leased properties. Lease termination and other real estate costs consist principally of the remaining rental payments required under the closing stores' lease agreements, net of any actual or reasonably probable sublease income.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (continued)

     After taking into effect the above asset write-downs, the Company's carrying value of the property and equipment associated with the closures is $31.3 million as of March 30, 1997. Management anticipates selling substantially all owned property and equipment associated with the closures.

     The employee severance provision was recorded for the planned termination of approximately 4,100 employees associated with the closures, as well as the overall restructuring of store staffing levels at the remaining stores. Other exit costs consist principally of professional fees and other costs associated with closing the stores and distribution center.

     Net sales associated with the closing stores were approximately $68.6 million and $73.4 million for the three periods ended March 30, 1997 and March 31, 1996, respectively. The pre-tax operating losses associated with the closing stores, excluding corporate allocations, were approximately ($3.3) million and ($4.4) million for the three periods ended March 30, 1997 and March 31, 1996, respectively. Net sales associated with the closing stores were approximately $391.0 million and $405.4 million for fiscal years 1996 and 1995, respectively. The pre-tax operating income associated with the closing stores, excluding corporate allocations, was approximately $2.0 million and $6.4 million for fiscal years 1996 and 1995, respectively.

C. The first quarter ended March 30, 1997 contained 90 selling days versus the first quarter ended March 31, 1996 which contained 91 selling days.

D. The net loss per common share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding.

E. Cash payments for interest for the first quarter ended March 30, 1997 and March 31, 1996 were $13.4 million and $10.1 million, respectively. Cash payments for income taxes for the first quarter ended March 30, 1997 and March 31, 1996 were $19.9 million and $17.0 million, respectively. The Company considers all highly liquid investments purchased as part of its daily cash management activities to be cash equivalents. Such investments are generally made for periods covering 1 to 30 days.

F. The Company has available a Reducing Revolving Credit Facility ("Credit Facility") with a maximum commitment level which reduces $25 million annually until reaching $475 million at December 31, 1998. Currently, the maximum commitment level is $525 million. Short-term borrowings related to the Credit Facility were $101 million and $185 million as of March 30, 1997 and March 31, 1996, respectively. The Credit Facility matures on June 8, 1999.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (continued)

     The Company completed an amendment to the Credit Facility on March 25, 1997 which is expected to provide the Company with the flexibility to effect the store closings and other strategic initiatives. The amendment excludes from financial covenant calculations the impact of up to $175 million in pre-tax charges and costs related to certain strategic initiatives such as the store closing restructuring. The amendment also provides increased operating flexibility with respect to certain financial covenants. Under the amended Credit Facility, the effective interest rate increased to LIBOR + 1 3/8% from LIBOR + 1%. Subsequent changes in the Company's public debt rating have further increased the effective interest rate on borrowings under the amended Credit Facility to LIBOR + 1 3/4%. The interest rate is subject to further change based on the Company's public debt rating. The facility fee on the Credit Facility increased to 1/2% from 3/8% on the entire committed amount. Additionally, the Company's bank group has obtained security interests in the majority of unencumbered property and assets (excluding inventory) of the Company. Certain other changes limit the Company's level of capital spending, dividend payments and indebtedness.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report includes certain forward-looking information that is based upon management's beliefs as well as on assumptions made by and data currently available to management. This information, which has been, or in the future may be, included in reliance on the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, is subject to a number of risks and uncertainties, including but not limited to the factors identified in the Company's Form 10-K for the fiscal year ended December 29, 1996 filed with the Securities and Exchange Commission. Actual results may differ materially from those anticipated in such forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein may not be realized. The Company disclaims any obligation to update any information contained herein.

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

RESTRUCTURING CHARGE

On March 25, 1997, the Company adopted a business restructuring plan to close 60 underperforming stores and one distribution center. As a result, a pre-tax charge of $129.5 million for restructuring costs was taken in the first quarter of 1997. Management anticipates that a majority of these stores and the distribution center will be closed by the end of the third quarter of 1997, with the remaining closures completed by early 1998. In addition to the restructuring charge, reduced margins will be reflected in the Company's operating results as affected inventory associated with the closing stores is liquidated. The components of the restructuring charge are outlined in a table in Note B of the Notes to Consolidated Financial Statements.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The restructuring was based on an analysis of individual store performance based on cash flow return on committed capital, fit within marketing demographic profiles and strategic geographic positioning. The Company anticipates that some transfer sales may be attracted by other Service Merchandise stores operating in the same geographic markets as some of the closed stores. After the effect of charges and costs related specifically to the closings, the immediate ongoing impact of the closings on net income will be immaterial because the stores to be closed are near break-even contributors. The major benefit of the store closings will be the freeing up of capital associated with these operations, rather than a short-term opportunity to improve earnings. This capital will be redirected in an effort to produce more appropriate returns. Additionally, the Company is proceeding with a strategic assessment of its business including merchandising strategies, product offerings and shopping format.

The net loss for the first quarter of 1997, including the impact of the $129.5 million pre-tax ($80.9 million after tax) restructuring charge, was $107.2 million, or $1.07 per share. Excluding the restructuring charge, net loss was $26.3 million, or $0.26 per share, compared to a net loss of $24.7 million, or $0.24 per share, for the first quarter of 1996.

FIRST QUARTER ENDED MARCH 30, 1997 VS. FIRST QUARTER ENDED
MARCH 31, 1996

NET SALES

Net sales for the first quarter of 1997 were $686.4 million compared to $715.6 million for the first quarter of 1996. This represents a net sales decrease of $29.2 million or 4.1% with comp store sales (adjusted for the shift in Easter) decreasing 2.5%. Affecting the total sales decrease was the fact that the Company operated 399 stores during the first quarter of 1997 compared to 409 stores during the first quarter of 1996. The comparable store sales decrease was driven primarily by a storewide sales event in the first quarter of 1996 which was not repeated in the first quarter of 1997. Jewelry sales and hardline sales were both off in the low single digit percentages for the quarter.

GROSS MARGIN

Gross margin, after buying and occupancy expenses, was $154.8 million, or 22.5% of net sales for the first quarter of 1997 compared to $160.8 million, or 22.5% for the first quarter of 1996. The decrease in gross margin dollars was primarily due to a higher inventory shrinkage expense accrual and lower cash discounts on lower purchases.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the first quarter of 1997 were $165.0 million, or 24.0% of net sales compared to $168.7 million, or 23.6% of net sales for the first quarter of 1996. Reduced employment costs and other selling, general and administrative expenses contributed to the decrease of $3.7 million, although these reductions were partially offset by higher advertising expenses. The increase as a percentage of net sales was attributable to lower sales.

INTEREST EXPENSE

Interest expense for the first quarter of 1997 was $17.0 million as compared to $16.3 million for the first quarter of 1996. Interest expense for the quarter increased due to the issuance of $74.8 million in mortgage financing notes primarily in the fourth quarter of 1996. This expense was partially offset by lower borrowings against the Company's Credit Facility.

TAXES ON INCOME

The Company recognized an income tax benefit of $64.3 million and $15.1 million for the first quarter ended March 30, 1997 and March 31, 1996, respectively. This increase is primarily due to the restructuring charge outlined above. The effective tax rates for the quarter ended March 30, 1997 and March 31, 1996 were 37.5% and 38%, respectively. For the fiscal year ended December 29, 1996 the effective income tax rate was 37.5%.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased to $494.4 million at the end of the first quarter of 1997 from $350.8 million at March 31, 1996, an increase of $143.6 million or 40.9%. Short-term borrowings totaled $101 million ($402.6 million available for borrowing) at March 30, 1997 compared to $185.0 million ($350.1 million available for borrowing) at March 31, 1996, a decrease of $84.0 million. The issuance of $74.8 million in mortgage financing notes primarily in the fourth quarter of 1996 led to the decrease in short-term borrowings and had a significant impact on increased working capital as payment obligations were shifted from short-term to long-term. Additionally, reduced purchases contributed to the decline in trade accounts payable. Furthermore, income taxes classified as a current asset increased by $48.0 million primarily due to the $129.5 million restructuring charge taken in the quarter. Partially offsetting these items include accrued restructuring costs of $27.1 million classified as short-term liabilities.

Working capital requirements fluctuate significantly during the year due to the seasonal nature of the retail jewelry, gift and home business. These requirements are financed through a combination of internally generated cash flow from operating activities, short-term borrowings and long-term financing. The current ratio at March 30, 1997 and March 31, 1996 was 1.7:1 and 1.4:1, respectively.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company has available a Reducing Revolving Credit Facility ("Credit Facility") with a maximum commitment level which reduces $25 million annually until reaching $475 million at December 31, 1998. Currently, the maximum commitment level is $525 million. The Credit Facility matures on June 8, 1999.

The Company completed an amendment to the Credit Facility on March 25, 1997 which is expected to provide the Company with the flexibility to effect the store closings and other strategic initiatives. The amendment excludes from financial covenant calculations the impact of up to $175 million in pre-tax charges and costs related to certain strategic initiatives such as the store closing restructuring. The amendment also provides increased operating flexibility with respect to certain financial covenants. Under the amended Credit Facility, the effective interest rate increased to LIBOR + 1 3/8% from LIBOR + 1%. Subsequent changes in the Company's public debt rating have further increased the effective interest rate on borrowings under the amended Credit Facility to LIBOR + 1 3/4%. The interest rate is subject to further change based on the Company's public debt rating. The facility fee on the Credit Facility increased to 1/2% from 3/8% on the entire committed amount. Additionally, the Company's bank group has obtained security interests in the majority of unencumbered property and assets (excluding inventory) of the Company. Certain other changes limit the Company's level of capital spending, dividend payments and indebtedness.

Total long-term debt, including current maturities and capitalized leases, increased to $698.9 million at March 30, 1997 from $630.2 million at March 31, 1996. The increase in total long-term debt was primarily attributable to the issuance of $74.8 million in mortgage financing notes slightly offset by scheduled payments for capitalized lease obligations, mortgages and Industrial Revenue Bonds.

Additions to owned property and equipment were $4.4 million for the first quarter ended March 30, 1997 compared to $5.4 million for the same quarter last year. The Company operated 399 stores as of March 30, 1997, a net decrease of 10 stores from March 31, 1996. The Company expects to incur capital expenditures of approximately $50 million during fiscal 1996 and plans to fund these expenditures through a combination of cash flows from operations and borrowings under the Credit Facility.

ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". This pronouncement will be effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company anticipates that this Statement will not have a material impact on its financial statements.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          Not applicable.

Item 2.   Changes in the Rights of the Company's Security Holders

          The Company's amended Credit Facility permits the payment of dividends in an aggregate amount not to exceed (i) 25% of the Company's cumulative consolidated net income (as defined) commencing March 31, 1997 less (ii) the amount of investments made in Credit Card subsidiaries on or after March 25, 1997.

Item 3.   Defaults by the Company on Its Senior Securities

          Not applicable.

Item 4.   Results of Votes of Security Holders

          Not applicable.

Item 5.   Other Information

          Not applicable.

Item 6. Exhibits and Reports on Form 8-K

        6(a)     Exhibits filed with this Form 10-Q

        Exhibit No. Under Item
        601 of Regulation S-K      Brief Description
        ----------------------     -----------------
                   4               Amendment No. 5 to Credit Agreement
                                   effective March 25, 1997 among Service
                                   Merchandise Company, Inc., various Banks and The Chase Manhattan Bank as
                                   Administrative Agent

                  11               Statement re:
                                   Computation of Net Loss Per Common
                                   Share for the First Quarter Ended
                                   March 30, 1997 and March 31, 1996

                  27 Financial Data Schedule for the First Quarter Ended March 30, 1997


        6(b)     Reports on Form 8-K

        There were no reports on Form 8-K during the first quarter ended March 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SERVICE MERCHANDISE
                                             COMPANY, INC.


        Date:   May 12, 1997                 /s/  Gary M. Witkin
                                             -------------------------
                                             Gary M. Witkin
                                             President
                                             (Chief Executive Officer)





        Date:   May 12, 1997                 /s/  S. Cusano
                                             -------------------------
                                             S. Cusano
                                             Executive Vice President and Chief
                                             Financial Officer
                                             (Chief Financial Officer)
                                             (Chief Accounting Officer)