Form 10-Q/A
period 1997-03-30
SERVICE MERCHANDISE CO INC
filed 1997-05-19
CIK 89107

                                    FORM 10-Q/A-1

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

For the transition period from ______________ to _____________

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

                                TABLE OF CONTENTS

                                                                                         Page No.
                                                                                         --------
PART I - FINANCIAL INFORMATION

        Consolidated Statements of Operations (Unaudited) - First Quarter Ended
        March 30, 1997 and March 31, 1996 ...............................................    3

        Consolidated Balance Sheets - March 30, 1997 (Unaudited),
        March 31, 1996 (Unaudited) and December 29, 1996 ................................    4

        Consolidated Statements of Cash Flows (Unaudited) - First Quarter
        Ended March 30, 1997 and March 31, 1996 .........................................    5

        Notes to Consolidated Financial Statements (Unaudited) ..........................   6-8

        Management's Discussion and Analysis of Financial Condition and Results
        of Operations ...................................................................   9-12


PART II - OTHER INFORMATION

        Other Information ...............................................................   13

        Exhibits ........................................................................   14


SIGNATURES ..............................................................................   15

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)
                      (In thousands, except per share data)


                                                                 First Quarter Ended
                                                               ----------------------
                                                               March 30,    March 31,
                                                               ---------    ---------
                                                                  1997         1996
                                                               ---------    ---------
Net sales                                                      $ 686,400    $ 715,628

Costs and expenses:
  Cost of merchandise sold and buying and occupancy expenses     531,640      554,870
                                                               ---------    ---------

  Gross margin after cost of merchandise sold and buying and
    occupancy expenses                                           154,760      160,758

  Selling, general and administrative expenses                   165,024      168,674
  Restructuring charge                                           129,510           --
  Depreciation and amortization                                   14,812       15,609
                                                               ---------    ---------

Loss before interest and income taxes                           (154,586)     (23,525)

  Interest expense-debt                                           14,973       14,113
  Interest expense-capitalized leases                              1,989        2,225
                                                               ---------    ---------

Loss before income tax benefit                                  (171,548)     (39,863)
Income tax benefit                                               (64,331)     (15,148)
                                                               ---------    ---------


Net loss                                                       $(107,217)   $ (24,715)
                                                               =========    =========

Weighted average common shares and common
  share equivalents outstanding                                  100,127      101,366
                                                               =========    =========


Per common share:

Net loss per common share                                      $   (1.07)   $   (0.24)
                                                               =========    =========


See Notes to Consolidated Financial Statements.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      (In thousands, except per share data)

                                                                            (Unaudited)
                                                                     --------------------------
                                                                      March 30,      March 31,     December 29,
                                                                         1997          1996          1996 (1)
                                                                     -----------    -----------    ------------
ASSETS

Current Assets:
  Cash and cash equivalents                                          $    29,168    $    27,248    $   285,368
  Accounts receivable, net of allowance of
    $3,409, $3,074 and $4,593, respectively                               45,592         42,926         61,454
  Income taxes                                                            50,912          2,898             --
  Inventories                                                          1,078,051      1,101,390      1,052,969
  Prepaid expenses                                                        21,221         31,978         15,461
                                                                     -----------    -----------    -----------
    TOTAL CURRENT ASSETS                                               1,224,944      1,206,440      1,415,252

Property and equipment:
  Owned assets, net of accumulated depreciation of
    $540,681, $502,503 and $530,170, respectively                        522,975        573,577        567,056
  Capitalized leases, net of accumulated amortization of
    $79,778, $83,492 and $86,710 respectively                             36,481         42,909         37,701
Other assets and deferred charges                                         25,814         20,074         22,818
                                                                     -----------    -----------    -----------
    TOTAL ASSETS                                                     $ 1,810,214    $ 1,843,000    $ 2,042,827
                                                                     ===========    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable to banks                                             $   101,000    $   185,000             --
  Accounts payable                                                       389,031        463,260    $   595,262
  Accrued expenses                                                       166,262        156,212        212,223
  State and local sales taxes                                             25,177         29,430         62,690
  Accrued restructuring costs - current                                   27,066             --             --
  Income taxes                                                                --             --         33,898
  Current maturities of long-term debt                                     7,116          1,932          6,842
  Current maturities of capitalized lease obligations                      7,445          8,066          7,303
  Deferred income taxes                                                    7,437         11,715          7,437
                                                                     -----------    -----------    -----------
    TOTAL CURRENT LIABILITIES                                            730,534        855,615        925,655

Accrued restructuring costs                                               67,301             --             --
Long-term debt                                                           628,331        556,401        623,615
Capitalized lease obligations                                             56,034         63,838         58,541
Deferred income taxes                                                      7,922          4,888          7,922
                                                                     -----------    -----------    -----------
    TOTAL LIABILITIES                                                  1,490,122      1,480,742      1,615,733
                                                                     -----------    -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value, authorized 4,600 shares,
    undesignated as to rate and other rights, none issued
  Series A Junior Preferred Stock, $1 par value, authorized
    400 shares, none issued
  Common stock, $.50 par value, authorized 500,000 shares, issued
    and outstanding 99,758, 99,722 and 99,758 shares, respectively        49,879         49,861         49,879
  Additional paid-in capital                                               5,653          5,591          5,670
  Deferred compensation                                                   (1,019)        (1,945)        (1,251)
  Retained earnings                                                      265,579        308,751        372,796
                                                                     -----------    -----------    -----------
    TOTAL SHAREHOLDERS' EQUITY                                           320,092        362,258        427,094
                                                                     -----------    -----------    -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 1,810,214    $ 1,843,000    $ 2,042,827
                                                                     ===========    ===========    ===========

(1) Derived from fiscal year ended December 29, 1996 audited consolidated financial statements.

         See Notes to Consolidated Financial Statements.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)


                                                                         First Quarter Ended
                                                                       ----------------------
                                                                       March 30,    March 31,
                                                                       ----------------------
                                                                          1997         1996
                                                                       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                          $(107,217)   $ (24,715)
     Adjustments to reconcile net loss to net
       cash used by operating activities:
        Depreciation and amortization                                     15,645       16,307
        Gain on disposal of property and equipment                        (2,511)      (2,789)
        Write down of property and equipment due to restructuring         32,915           --
        Changes in assets and liabilities (net of disposition):
          Accounts receivable, net                                        15,862       10,695
          Inventories                                                    (25,082)     (66,923)
          Prepaid expenses                                                (5,760)      (6,701)
          Accounts payable                                              (206,231)    (157,409)
          Accrued expenses and state and local sales taxes               (83,049)     (68,598)
          Accrued restructuring costs                                     94,367           --
          Income taxes                                                   (84,810)     (32,107)
                                                                       ---------    ---------
        NET CASH USED BY OPERATING ACTIVITIES                           (355,871)    (332,240)
                                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment - owned                          (4,388)      (5,441)
     Proceeds from the disposal of property and equipment                  3,626        4,249
     Other, net                                                           (3,473)       1,246
                                                                       ---------    ---------
        NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                  (4,235)          54
                                                                       ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from short-term borrowings                                 101,000      185,000
     Proceeds from long-term debt                                          6,560           --
     Repayment of long-term debt                                          (1,583)      (1,008)
     Repayment of capitalized lease obligations                           (1,945)      (1,875)
     Debt issuance costs                                                    (108)          --
     Exercise of stock options (forfeiture of restricted stock), net         (18)           3
                                                                       ---------    ---------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                        103,906      182,120
                                                                       ---------    ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (256,200)    (150,066)

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD                            285,368      177,314
                                                                       ---------    ---------

CASH AND CASH EQUIVALENTS-END OF PERIOD                                $  29,168    $  27,248
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

                                                                                 Activity to Date
                                                                 --------------------------------------------------
                                                                                                        Accrued
                                                  Original                                           Restructuring
                                                   Charge        Restructuring         Asset          Costs as of
         (In thousands)                           Recorded        Costs Paid        Write-downs      March 30, 1997
                                                 ---------       -------------      -----------      --------------
         Lease termination and other real
           estate costs                          $  83,225         $      --         $      --         $  83,225
         Property and equipment write-downs         32,915                --           (32,915)               --
         Employee severance                          4,869              (701)               --             4,168
         Other exit costs                            8,501            (1,527)               --             6,974
                                                 ---------         ---------         ---------         ---------
            Total                                $ 129,510         $  (2,228)        $ (32,915)           94,367
                                                 =========         =========         =========
            Less: Current portion                                                                        (27,066)
                                                                                                       ---------
                                                                                                       $  67,301
                                                                                                       =========

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


                                             SERVICE MERCHANDISE
                                             COMPANY, INC.


         Date: May 19, 1997                  /s/  S. Cusano
                                             -----------------------------------
                                             S. Cusano
                                             Executive Vice President and Chief
                                             Financial Officer
                                             (Chief Financial Officer)
                                             (Chief Accounting Officer)