Form 10-Q
period 1997-06-29
SERVICE MERCHANDISE CO INC
filed 1997-08-13
CIK 89107

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 1997

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

              As of July 27, 1997, there were 99,813,484 shares of Service Merchandise Company, Inc. common stock outstanding.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS
                                                                                                        Page No.
PART I - FINANCIAL INFORMATION

        Consolidated Statements of Operations (Unaudited) - Three and Six
        Periods Ended June 29, 1997 and June 30, 1996 . . . . . . . . . . . . . .                          3

        Consolidated Balance Sheets - June 29, 1997 (Unaudited), June 30, 1996
        (Unaudited) and December 29, 1996 . . . . . . . . . . . . . . . . . . . .                          4

        Consolidated Statements of Cash Flows (Unaudited) - Six Periods Ended
        June 29, 1997 and June 30, 1996 . . . . . . . . . . . . . . . . . . . . .                          5

        Notes to Consolidated Financial Statements (Unaudited) . . . . . . . . . .                        6-9

        Management's Discussion and Analysis of Financial Condition and
        Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . .                        10-16


PART II - OTHER INFORMATION

        Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        17-18

        Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        19

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        20


                                                     SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                                                      Consolidated Statements of Operations (Unaudited)
                                                            (In thousands, except per share data)


                                                                                Three Periods Ended            Six Periods Ended
                                                                             -------------------------------------------------------
                                                                               June 29,      June 30,      June 29,       June 30,
                                                                             -------------------------------------------------------
                                                                                 1997          1996          1997           1996
                                                                             -----------    -----------   -----------    -----------
Net sales
     Operations excluding closing facilities and remerchandising activities    $762,122       $781,714    $1,382,833     $1,426,076
     Closing facilities and remerchandising activities                          115,239         78,270       180,928        149,536
                                                                             -----------    -----------   -----------    -----------
                                                                                877,361        859,984     1,563,761      1,575,612

Costs and expenses:
  Cost of merchandise sold and buying and occupancy expenses
     Operations excluding closing facilities and remerchandising activities     571,154        588,995     1,048,434      1,083,640
     Closing facilities and remerchandising activities                          123,139         63,138       177,499        123,363
                                                                             -----------    -----------   -----------    -----------
                                                                                694,293        652,133     1,225,933      1,207,003
  Gross margin after cost of merchandise sold and buying and occupancy expenses
     Operations excluding closing facilities and remerchandising activities     190,968        192,719       334,399        342,436
     Closing facilities and remerchandising activities                           (7,900)        15,132         3,429         26,173
                                                                             -----------    -----------   -----------    -----------
                                                                                183,068        207,851       337,828        368,609

  Selling, general and administrative expenses
     Operations excluding closing facilities and remerchandising activities     157,402        164,593       310,019        319,856
     Closing facilities and remerchandising activities                           19,955         13,562        32,362         26,973
                                                                             -----------    -----------   -----------    -----------
                                                                                177,357        178,155       342,381        346,829

  Restructuring charge                                                                -              -       129,510              -

  Depreciation and amortization
     Operations excluding closing facilities and remerchandising activities      14,392         13,710        27,945         28,010
     Closing facilities and remerchandising activities                            1,252          1,322         2,511          2,631
                                                                             -----------    -----------   -----------    -----------
                                                                                 15,644         15,032        30,456         30,641

Earnings (loss) before interest and income taxes                                 (9,933)        14,664      (164,519)        (8,861)

  Interest expense-debt                                                          15,980         15,402        30,953         29,514
  Interest expense-capitalized leases                                             2,161          2,201         4,150          4,427
                                                                             -----------    -----------   -----------    -----------

Loss before income taxes                                                        (28,074)        (2,939)     (199,622)       (42,802)
Income taxes benefit                                                            (10,527)        (1,117)      (74,858)       (16,265)
                                                                             -----------    -----------   -----------    -----------

Net loss                                                                       ($17,547)       ($1,822)    ($124,764)      ($26,537)
                                                                             ===========    ===========   ===========    ===========

Weighted average common shares and common
  share equivalents outstanding                                                  99,900        101,527       100,024        101,433
                                                                             ===========    ===========   ===========    ===========


Per common share:
Net loss                                                                         ($0.18)        ($0.02)       ($1.25)        ($0.26)
                                                                             ===========    ===========   ===========    ===========


See Notes to Consolidated Financial Statements.

                                                     SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                                                                  Consolidated Balance Sheets
                                                            (In thousands, except per share data)
                                                                               (Unaudited)
                                                                     -------------------------------
                                                                       June 29,          June 30,       December 29,
                                                                         1997              1996           1996 (1)
                                                                     --------------   --------------   --------------
ASSETS

Current Assets:
  Cash and cash equivalents                                                $57,486          $60,708         $329,993
  Accounts receivable, net of allowance of
    $3,125, $2,824 and $4,593, respectively                                 44,577           44,244           61,454
  Income taxes                                                              61,964            4,297                -
  Inventories                                                              956,674        1,057,589        1,052,969
  Prepaid expenses                                                          17,227           34,184           15,461
                                                                     --------------   --------------   --------------

    TOTAL CURRENT ASSETS                                                 1,137,928        1,201,022        1,459,877

Property and equipment:
  Owned assets, net of accumulated depreciation of
    $542,261, $507,507 and $530,170, respectively                          518,816          559,662          567,056
  Capitalized leases, net of accumulated amortization of
    $76,847, $85,483 and $86,710 respectively                               38,534           41,537           37,701
Other assets and deferred charges                                           25,111           20,292           22,818
                                                                     --------------   --------------   --------------

    TOTAL ASSETS                                                        $1,720,389       $1,822,513       $2,087,452
                                                                     ==============   ==============   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable to banks                                                   $25,000         $190,000                -
  Accounts payable                                                         384,494          432,504         $639,887
  Accrued expenses                                                         175,090          159,954          212,223
  State and local sales taxes                                               29,905           32,153           62,690
  Accrued restructuring costs - current                                     24,570                -                -
  Income taxes                                                                   -                -           33,898
  Current maturities of long-term debt                                      34,470            4,621            6,842
  Current maturities of capitalized lease obligations                        8,302            7,753            7,303
  Deferred income taxes                                                      7,437           11,715            7,437
                                                                     --------------   --------------   --------------

    TOTAL CURRENT LIABILITIES                                              689,268          838,700          970,280

Accrued restructuring costs                                                 65,844                -                -
Long-term debt                                                             597,374          556,019          623,615
Capitalized lease obligations                                               57,119           62,221           58,541
Deferred income taxes                                                        7,922            4,888            7,922
                                                                     --------------   --------------   --------------

    TOTAL LIABILITIES                                                    1,417,527        1,461,828        1,660,358
                                                                     --------------   --------------   --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value, authorized 4,600 shares,
    undesignated as to rate and other rights, none issued
  Series A Junior Preferred Stock, $1 par value, authorized
    400 shares, none issued
  Common stock, $.50 par value, authorized 500,000 shares, issued
    and outstanding 99,812, 99,732 and 99,758 shares, respectively          49,906           49,866           49,879
  Additional paid-in capital                                                 5,739            5,607            5,670
  Deferred compensation                                                       (815)          (1,717)          (1,251)
  Retained earnings                                                        248,032          306,929          372,796
                                                                     --------------   --------------   --------------

    TOTAL SHAREHOLDERS' EQUITY                                             302,862          360,685          427,094
                                                                     --------------   --------------   --------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $1,720,389       $1,822,513       $2,087,452
                                                                     ==============   ==============   ==============

(1)  Derived from fiscal year ended December 29, 1996 audited consolidated financial statements.

       See Notes to Consolidated Financial Statements.

                                                     SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                                                      Consolidated Statements of Cash Flows (Unaudited)
                                                                      (In thousands)

                                                                                      Six Periods Ended
                                                                            ------------------------------------
                                                                              June 29,                June 30,
                                                                            ------------------------------------
                                                                                1997                    1996
                                                                            -------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                   ($124,764)              ($26,537)

    Adjustments to reconcile net loss to net
      cash used by operating activities:
        Depreciation and amortization                                             32,118                 32,073
        Gain on disposal of property and equipment                                (2,464)                (4,490)
        Write down of property and equipment due to restructuring                 32,915                      -
        Changes in assets and liabilities (net of disposition):
          Accounts receivable, net                                                16,877                  9,377
          Inventories                                                             96,295                (23,122)
          Prepaid expenses                                                        (1,766)                (8,908)
          Accounts payable                                                      (255,394)              (246,601)
          Accrued expenses and state and local sales taxes                       (68,313)               (62,133)
          Accrued restructuring costs                                             90,414                      -
          Income taxes                                                           (95,862)               (33,506)
                                                                            -------------         --------------

        NET CASH USED BY OPERATING ACTIVITIES                                   (279,944)              (363,847)
                                                                            -------------         --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment - owned                                  (15,121)                (8,186)
    Proceeds from the disposal of property and equipment                           3,779                  9,571
    Other assets, net                                                             (3,328)                 1,452
                                                                            -------------         --------------

        NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                         (14,670)                 2,837
                                                                            -------------         --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from short-term borrowings                                           25,000                190,000
    Proceeds from long-term debt                                                   6,560                  2,600
    Repayment of long-term debt                                                   (5,199)                (1,314)
    Repayment of capitalized lease obligations                                    (4,186)                (4,424)
    Debt issuance costs                                                             (129)                  (914)
    Exercise of stock options and forfeiture of restricted stock, net                 61                     19
                                                                            -------------         --------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                                 22,107                185,967
                                                                            -------------         --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (272,507)              (175,043)

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD                                    329,993                235,751
                                                                            -------------         --------------

CASH AND CASH EQUIVALENTS-END OF PERIOD                                          $57,486                $60,708
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

     In management's opinion, the information and amounts furnished in this report reflect all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of the consolidated financial position and consolidated results of operations for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current year's presentation. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996.

     The Company has historically incurred a net loss for the first three quarters of the year due to the seasonality of its business. The results of operations for the quarters ended June 29, 1997 and June 30, 1996 are not necessarily indicative of the operating results for an entire fiscal year.

B. The Company's income statement presentation has changed beginning with the second quarter of 1997. This change was made to disclose the financial statement impact of the inventory liquidations associated with the closing facilities and remerchandising activities. The line item "Closing facilities and remerchandising activities" represents activity specifically identifiable to inventory liquidations conducted in conjunction with (1) the Company's Restructuring Plan announced in the first quarter of 1997 and
     (2) exiting the computer business and certain components of the wireless communication business as part of a remerchandising program. Selling, general and administrative expenses for closing facilities and remerchandising activities does not include any allocation of corporate overhead. The liquidation process was initiated in the second quarter of 1997 when the Company began liquidating 44 out of 60 stores planned for closure as part of the restructuring plan adopted March 25, 1997 outlined in Note C below. As of June 29, 1997, 44 stores, one distribution center and two merchandise categories were in the process of liquidation. All activity for these items is classified in "Closing facilities and remerchandising activities." Prior year amounts reflect operating results for these same facilities and merchandise classifications.

C. On March 25, 1997, the Company adopted a business restructuring plan to close 60 underperforming stores and one distribution center. As a result, a pre-tax charge of $129.5 million for restructuring costs was taken in the first quarter of 1997. The components of the restructuring charge and an analysis of the amounts charged against the accrual through June 29, 1997 are outlined in the following table:

                                                     SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    (UNAUDITED) (continued)
                                                                                Activity to Date
                                                                  -------------------------------------------
                                                                                                                   Accrued
                                                   Original                                                     Restructuring
                                                    Charge          Restructuring             Asset              Costs as of
       (In thousands)                              Recorded           Costs Paid           Write-downs          June 29, 1997
                                               ------------------ ------------------- ----------------------- -------------------
       Lease termination and other real
         estate costs                             $  83,225           $ (1,456)            $       -               $ 81,769
       Property and equipment write-downs            32,915                  -               (32,915)                     -
       Employee severance                             4,869             (1,301)                    -                  3,568
       Other exit costs                               8,501             (3,424)                    -                  5,077
                                               ------------------ ------------------- ----------------------- -------------------
          Total                                   $ 129,510           $ (6,181)            $ (32,915)                90,414
                                               ================== =================== =======================
          Less: Current portion
                                                                                                                    (24,570)
                                                                                                              -------------------
                                                                                                                   $ 65,844
                                                                                                              ===================

     The 60 stores include both owned and leased properties. Lease termination and other real estate costs consist principally of the remaining rental payments required under the closing stores' lease agreements, net of any actual or reasonably probable sublease income.

     After taking into effect the above property and equipment write-downs, the Company's carrying value of the property and equipment associated with the closures is approximately $30 million as of June 29, 1997. Management anticipates selling substantially all owned property and equipment associated with the closures.

     The employee severance provision was recorded for the planned termination of approximately 4,100 employees. As of June 29, 1997, approximately 1,000 employees have been terminated with respect to the restructuring plan. Other exit costs consist principally of professional fees and other costs associated with closing the stores and distribution center.

     In the second quarter of 1997, management began the process of closing 44 of the 60 stores and the distribution center. These 44 stores and the distribution center were closed by the end of July 1997 with the remaining closures expected to be completed by the first half of 1998. Reduced margins and changes in selling, general and administrative expenses are reflected in the Company's operating results as inventory associated with the closing stores is liquidated.

     Net sales associated with the planned 60 closing stores exclusive of remerchandising activities were approximately $119.3 million and $87.3 million for the quarter ended June 29, 1997 and June 30, 1996, respectively. The pre-tax operating results associated with the closing stores, excluding corporate allocations, were approximately ($17.8) million and $0.0 million for the quarter ended June 29, 1997 and June 30, 1996, respectively. Net sales associated with the planned 60 closing stores were approximately $187.9 million and $160.7 million for the six periods ended June 29, 1997 and June 30, 1996, respectively. The pre-tax operating losses associated with the closing stores, excluding corporate allocations, was approximately ($21.1) million and ($4.4) million for the six periods ended June 29, 1997 and June 30, 1996, respectively. The increase in the closing stores' pre-tax operating losses over 1996 for both the quarter ended and six periods ended is due primarily to the inventory liquidations that occurred in the second quarter of 1997.

                SERVICE MERCHANDISE COMPANY,INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (continued)

D. The second quarter ended June 29, 1997 contained 91 selling days versus the second quarter ended June 30, 1996 which contained 90 selling days. The six periods ended June 29, 1997 and June 30, 1996 each contained 181 selling days.

E. The net loss per common share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding.

F. Cash payments for interest for the six periods ended June 29, 1997 and June 30, 1996 were $34.3 million and $31.4 million, respectively. Cash payments for income taxes for the six periods ended June 29, 1997 and June 30, 1996 were $21.0 million and $17.1 million, respectively. Outstanding checks of $22.4 million, $32.2 million and $44.6 million as of June 29, 1997, June 30, 1996 and December 29, 1996, respectively have been reclassified to Accounts Payable.

G. In July, the Company reached agreement with The Chase Manhattan Bank and Citibank to provide a five-year, $900 million fully committed bank facility (the "New Credit Facility") to replace its existing bank lines and other obligations. The Chase Manhattan Bank and Citibank have committed to provide a $250 million term loan and a $650 million revolving credit facility. The facility will also include a $175 million sub-facility for letters of credit. The New Credit Facility will replace the Reducing Revolving Credit Facility which currently has a maximum commitment level of $525 million. Short-term borrowings related to the Reducing Revolving Credit Facility were $25 million and $190 million as of June 29, 1997 and June 30, 1996, respectively.

     The New Credit Facility is designed to provide the Company with long-term liquidity and operating flexibility. Borrowings under the facility will be subject to borrowing limits based on percentages of certain current and fixed assets and borrowing limitations contained in the Company's subordinated debt indenture. The financial covenants to be included in the definitive agreement relate to coverage and leverage tests and are expected to enhance the Company's ability to implement its strategic initiatives. The New Credit Facility and the current Reducing Revolving Credit Facility exclude from financial covenant calculations the impact of up to $175 million in pre-tax charges and costs related to certain strategic initiatives such as the closing facilities and remerchandising activities. The effective interest rate (all-in drawn cost including a 1/2% facility fee) under the Reducing Revolving Credit Facility is currently LIBOR + 2.25%. The rate under the New Credit Facility is expected to be subject to a financial performance-based grid, with initial pricing set at LIBOR + 2.00% and an unused commitment fee of 3/8%. The completion of the New Credit Facility is contingent upon the successful tender and consent solicitation of the Company's $100 million 8 3/8% Senior Notes Due 2001 which was commenced on July 21, 1997. As of August 10, 1997, the Company had received the necessary 51% in consents to amend the indenture enabling the Company to complete the New Credit Facility.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (continued)

     Upon completion of the New Credit Facility, the Company's lenders will receive a security interest in all material unencumbered assets of the Company and its subsidiaries including inventory but excluding mortgages on leasehold interests. These security interests would automatically terminate when the Company either achieves investment grade credit rating on its implied senior debt or meets certain operating performance targets. Currently, the bank group has security interests in the majority of unencumbered property and assets of the Company with the exception of inventory.

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

RESTRUCTURING CHARGE, STORE LIQUIDATION AND REMERCHANDISING PROGRAM

On March 25, 1997, the Company adopted a business restructuring plan to close 60 underperforming stores and one distribution center. As a result, a pre-tax charge of $129.5 million for restructuring costs was taken in the first quarter of 1997. The components of the restructuring charge are outlined in a table in Note C of the Notes to Consolidated Financial Statements.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The restructuring was based on an analysis of individual store performance based on cash flow return on committed capital, fit within marketing demographic profiles and strategic geographic positioning. After the effect of charges and costs related specifically to the closings, the immediate ongoing impact of the closings on net income will be immaterial because the stores to be closed are near break-even contributors. The major benefit of the store closings will be the release of capital associated with these operations, rather than a short-term opportunity to improve earnings. This capital will be redirected in an effort to produce more appropriate returns.

In the second quarter of 1997, management began the process of closing 44 of the 60 stores and the distribution center. These 44 stores and the distribution center were closed by the end of July 1997, with the remaining closures expected to be completed by the first half of 1998. Liquidation of the inventory associated with these 44 closed stores began in April 1997 and was completed in July 1997. Reduced margins and changes in selling, general and administrative expenses are reflected in the Company's operating results as inventory associated with the closing stores is liquidated.

During the second quarter of 1997, the Company also began implementing certain remerchandising strategies, including the exit of the low margin computer business and certain components of the wireless communication business.


SECOND QUARTER ENDED JUNE 29, 1997 VS. SECOND QUARTER ENDED
JUNE 30, 1996

Net sales for the Company were $877.4 million for the second quarter of 1997 compared to $860.0 million for the second quarter of 1996. The $17.4 million increase reflects an increase in sales from closing facilities and remerchandising activities, which was partially offset by a decrease in sales from operations excluding closing facilities and remerchandising activities.

Net sales from operations excluding closing facilities and remerchandising activities for the second quarter of 1997 were $762.1 million versus $781.7 million for the same period in 1996. This represents a net sales decrease of $19.6 million, or 2.5%, with comparable store sales (adjusted for the Easter shift from second quarter 1996 to first quarter 1997) decreasing 2.8%. Affecting the total sales decrease was the fact that the Company operated 357 stores (in operations excluding closing facilities and remerchandising activities) during the second quarter of 1997 compared to 365 stores during the second quarter of 1996. Comparable store sales in jewelry and hardlines were both down from last year.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net sales from closing facilities and remerchandising activities were $115.2 million for the second quarter of 1997 versus $78.3 million for these same facilities and merchandise classifications during the same period last year. The increase in sales over the prior year is due to the inventory liquidations held as part of the planned closing of 44 stores and as part of the remerchandising activities. The remerchandising efforts in the second quarter include exiting the low margin computer business and certain components of the wireless communication business.

GROSS MARGIN

Gross margin, after buying and occupancy expenses, for the Company was $183.1 million, or 20.9% of net sales for the second quarter of 1997, compared to $207.9 million, or 24.2% of net sales for the same period last year. An overall improvement in gross margin rate from operations excluding closing facilities and remerchandising activities was offset by the impact of the Company's inventory liquidation program associated with the closing facilities and remerchandising activities. Total gross margin dollars were down primarily due to the inventory liquidations and lower sales from operations excluding closing facilities and remerchandising activities compared to last year.

Gross margin, after buying and occupancy expenses, from operations excluding closing facilities and remerchandising activities was $191.0 million, or 25.1% of sales from operations excluding closing facilities and remerchandising activities for the second quarter of 1997 compared to $192.7 million, or 24.7% of sales from operations excluding closing facilities and remerchandising activities for the prior year quarter. The increase in gross margin rate is the result of improved pricing and promotion of higher margin categories and merchandise and an increased jewelry sales mix for the quarter. The decrease in gross margin dollars is due to lower net sales for the quarter.

Gross margin, after buying and occupancy expenses, from closing facilities and remerchandising activities was ($7.9) million, or -6.9% of sales from closing facilities and remerchandising activities for the second quarter of 1997 compared to $15.1 million, or 19.3% of sales from closing facilities and remerchandising activities for the prior year quarter. The decrease in gross margin dollars and rate is attributable to merchandise discounts associated with the inventory liquidations as well as a charge taken to write down to net realizable value the remaining inventory to be liquidated.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the second quarter of 1997 were $177.4 million, or 20.2% of net sales, versus $178.2 million, or 20.7% of net sales for the second quarter of 1996. The $0.8 million decrease reflects a decrease in expenses from operations excluding closing facilities and remerchandising activities, which was partially offset by an increase in expenses from closing facilities and remerchandising activities.

Selling, general and administrative expenses of operations excluding closing facilities and remerchandising activities was $157.4 million, or 20.7% of sales from operations excluding closing facilities and remerchandising activities for the second quarter of 1997 compared to $164.6 million, or 21.1% of sales from operations excluding closing facilities and remerchandising activities for the prior year quarter. The decrease results from a reduction in employment and advertising paper costs, as well as the impact of a net eight fewer stores (excluding 44 closing stores) compared to the prior year.

Selling, general and administrative expenses of closing facilities and remerchandising activities was $20.0 million, or 17.3% of sales from closing facilities and remerchandising activities for the second quarter of 1997 compared to $13.6 million, or 17.3% of sales from closing facilities and remerchandising activities for the prior year quarter. This increase in dollars reflects increased operating costs associated with the inventory liquidations.

INTEREST EXPENSE

Interest expense for the second quarter of 1997 was $18.1 million as compared to $17.6 million for the second quarter of 1996. Interest expense for the quarter increased primarily due to the issuance of $74.8 million in mortgage financing notes in the fourth quarter of 1996 and first quarter of 1997. This expense was partially offset by lower average borrowings against the Company's Reducing Revolving Credit Facility.

INCOME TAXES

The Company recognized an income tax benefit of $10.5 million and $1.1 million for the second quarter ended June 29, 1997 and June 30, 1996, respectively. The effective tax rates for the quarter ended June 29, 1997 and June 30, 1996 were 37.5% and 38.0%, respectively. For the fiscal year ended December 29, 1996 the effective income tax rate was 37.5%.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

SIX PERIODS ENDED JUNE 29, 1997 VS. SIX PERIODS ENDED JUNE 30, 1996

NET SALES

Net sales for the Company were $1,563.8 million for the first half of 1997 compared to $1,575.6 million for the first half of 1996. The decrease of $11.8 million, or 0.8% is the result of a decline in net sales from operations excluding closing facilities and remerchandising activities which was partially offset by an increase in net sales from closing facilities and remerchandising activities. Comparable store sales from operations excluding closing facilities and remerchandising activities decreased by 2.7% in the first half of 1997 compared to last year.

GROSS MARGIN

Gross margin, after buying and occupancy expenses, for the first half of 1997 was $337.8 million, or 21.6% of net sales compared to $368.6 million, or 23.4% of net sales for the same period last year. An overall improvement in gross margin rate from operations excluding closing facilities and remerchandising activities resulted from improved pricing and promotion of higher margin categories and merchandise. This was offset by the impact of the Company's inventory liquidation associated with the closing facilities and remerchandising activities. The Company's gross margin dollars were down due to the inventory liquidation from closing facilities and remerchandising activities and lower sales from operations excluding closing facilities and remerchandising activities compared to last year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased to $342.4 million, or 21.9% of net sales, for the first half of 1997 compared to $346.8 million, or 22.0% of net sales for the same period a year ago. The decrease in selling, general and administrative dollars is primarily attributable to reduced employment costs from operations excluding closing facilities and remerchandising activities partially offset by increased operating expenses associated with the inventory liquidations.

INTEREST EXPENSE

Interest expense for the first half of 1997 was $35.1 million as compared to $33.9 million for the same period a year ago. Interest expense for the year increased primarily due to the issuance of $74.8 million in mortgage financing notes in the fourth quarter of 1996 and the first quarter of 1997. This expense was partially offset by lower average borrowings against the Company's Reducing Revolving Credit Facility.

INCOME TAXES

The Company recognized an income tax benefit of $74.9 million for the first half of 1997 compared to $16.3 million for the first half of 1996. The estimated annual effective tax rates for the six periods ended June 29, 1997 and June 30, 1996 were 37.5% and 38.0%, respectively. For the fiscal year ended December 29, 1996, the effective income tax rate was 37.5%.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased to $448.7 million at the end of the second quarter of 1997 from $362.3 million at June 30, 1996, an increase of $86.4 million or 23.8%. Short-term borrowings totaled $25 million ($483.7 million available for borrowing) at June 29, 1997 compared to $190.0 million ($337.5 million available for borrowing) at June 30, 1996, a decrease of $165.0 million. The issuance of $74.8 million in mortgage financing notes in the fourth quarter of 1996 and first quarter of 1997 contributed to the decrease in short-term borrowings and had a positive impact on increased working capital as payment obligations were shifted from short-term to long-term. The need for short-term borrowings was further reduced by cash generated through inventory liquidation sales from closing facilities and remerchandising activities. The inventory liquidations and reduced purchases also contributed to the decline in trade accounts payable. The $100.9 million reduction in inventory as compared to the same period last year was primarily the result of the Company's inventory liquidations. Additionally, current maturities of long-term debt increased $29.8 million as the first $30.0 million installment payment on the Company's First Mortgage Secured Notes is due on June 30, 1998. Furthermore, income taxes classified as a current asset increased by $57.7 million primarily due to the $129.5 million restructuring charge recorded in the first quarter of 1997.

Working capital requirements fluctuate significantly during the year due to the seasonal nature of the jewelry, gift and home business. These requirements are financed through a combination of internally generated cash flow from operating activities, short-term seasonal borrowings and long-term financing. The current ratio at June 29,1997 and June 30, 1996 was 1.7:1 and 1.4:1, respectively.

In July, the Company reached agreement with The Chase Manhattan Bank and Citibank to provide a five-year, $900 million fully committed bank facility (the "New Credit Facility") to replace its existing bank lines and other obligations. The Chase Manhattan Bank and Citibank have committed to provide a $250 million term loan and a $650 million revolving credit facility. This facility will also include a $175 million sub-facility for letters of credit. The New Credit Facility will replace the Reducing Revolving Credit Facility which currently has a maximum commitment level of $525 million.

The New Credit Facility is designed to provide the Company with long-term liquidity and operating flexibility. Borrowings under the facility will be subject to borrowing limits based on percentages of certain current and fixed assets and borrowing limitations contained in the Company's subordinated debt indenture. The financial covenants to be included in the definitive agreement relate to coverage and leverage tests and are expected to enhance the Company's ability to implement its strategic initiatives. The New Credit Facility and the current Reducing Revolving Credit Facility exclude from financial covenant calculations the impact of up to $175 million in pre-tax charges and costs related to certain strategic initiatives such as the closing facilities and remerchandising activities. The effective interest rate (all-in drawn cost including a 1/2% facility fee) under the Reducing Revolving Credit Facility is currently LIBOR + 2.25%. The rate under the New Credit Facility is expected to be subject to a financial performance-based grid, with initial pricing set at LIBOR + 2.00% and an unused commitment fee of 3/8%. The completion of the New Credit Facility is contingent upon the successful tender and consent solicitation of the Company's $100 million 8 3/8% Senior Notes Due 2001 which was commenced on July 21, 1997. As of August 10, 1997, the Company had received the necessary 51% in consents to amend the indenture enabling the Company to complete the New Credit Facility.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Upon completion of the New Credit Facility, the Company's lenders will receive a security interest in all material unencumbered assets of the Company and its subsidiaries including inventory but excluding mortgages on leasehold interests. These security interests would automatically terminate when the Company either achieves investment grade credit rating on its implied senior debt or meets certain operating performance targets. Currently, the bank group has security interests in the majority of unencumbered property and assets of the Company with the exception of inventory.

Total long-term debt, including current maturities and capitalized leases, increased to $697.3 million at June 29, 1997 from $630.6 million at June 30, 1996. The increase in total long-term debt was primarily attributable to the issuance of $74.8 million in mortgage financing notes in the fourth quarter of 1996 and first quarter of 1997.

Additions to owned property and equipment were $15.1 million for the six periods ended June 29, 1997 compared to $8.2 million for the same period last year. The Company operated 400 stores as of June 29, 1997, a net decrease of 9 stores from June 30, 1996. The number of operating stores decreased to 357 stores in July after the end of the second quarter as a result of closing 44 stores as part of the Company's restructuring plan. The Company expects to incur capital expenditures of approximately $50 million during fiscal 1997 and plans to fund these expenditures through a combination of cash flows from operations and borrowings under both the Reducing Revolving Credit Facility and the New Credit Facility.

ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". This pronouncement will be effective for financial statements for both interim and annual periods ending after December 15, 1997. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both statements shall be effective for fiscal years beginning after December 15, 1997. The Company anticipates that the adoption of these Statements will not have a material impact on its operating results or financial position.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        Not applicable.

Item 2. Changes in the Rights of the Company's Security Holders

        Not applicable.

Item 3. Defaults by the Company on Its Senior Securities

        Not applicable.

Item 4. Results of Votes of Security Holders

        At the Company's Annual Meeting of Shareholders which was held on April 16, 1997, the following proposals were approved:

        1) The election of two Class II directors to serve for a term of three years and until their successors are duly elected and qualified. The persons nominated for election to the Board of Directors received the number of votes shown opposite their respective names:

                                        For        Against     Withheld
                                     ----------   ---------    ---------
             R. Maynard Holt         86,256,630        -       2,407,473
             James E. Poole          87,185,065        -       1,479,039

        2) The proposal to amend the 1991 Directors' Equity Plan for nonemployee directors of the Company to permit the conversion of their cash retainer payments into options to purchase stock of the Company. The proposal received the following votes:

                                        For        Against     Withheld
                                     ----------   ---------    ---------
                                     86,269,121   2,091,884     303,098

        3) The proposal to approve for purposes of federal tax laws the Company's 1997 Executive Incentive Compensation Program. The proposal received the following votes:

                                        For        Against     Withheld
                                     ----------   ---------    ---------
                                     85,412,853   2,896,949     354,301

        4) The selection of Deloitte & Touche LLP as the Company's Independent Public Accountants for fiscal year 1997. The proposal received the following votes:

                                        For        Against     Withheld
                                     ----------   ---------    ---------
                                     86,595,886   1,719,558     348,659


        Current Directors whose terms have not expired and who were therefore not up for re-election:


                                                      Year Term to Expire In
                                                      ----------------------
                Raymond Zimmerman                             1998
                Harold Roitenberg                             1998
                Gary M. Witkin                                1998
                Richard P. Crane, Jr.                         1999
                Charles V. Moore                              1999


Item 5. Other Information

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K

        6(a)     Exhibits filed with this Form 10-Q

        Exhibit No. Under Items
        601 of Regulation S-K      Brief Description
        -----------------------    ----- -----------

                  11               Statement re:
                                   Computation of Net Loss
                                   Per Common Share for the Three
                                   Periods Ended and Six Periods Ended
                                   July 29, 1997 and June 30, 1996.

                  27 Financial Data Schedule for the Six Periods Ended July 29, 1997.


        6(b)     Reports on Form 8-K

                 As reported on Form 8-K dated July 21, 1997, the Company has signed a commitment letter with The Chase Manhattan Bank and Citibank to provide a five-year, $900 million bank facility to replace its existing bank lines and other obligations. The financing is expected to be completed by September 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   SERVICE MERCHANDISE
                                                   COMPANY, INC.




     Date:   August 11, 1997                       /s/  Gary M. Witkin
                                                   -------------------
                                                   Gary M. Witkin
                                                   President
                                                   (Chief Executive Officer)




     Date:   August 11, 1997                       /s/  S. Cusano
                                                   -------------------
                                                   S. Cusano
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   (Chief Financial Officer)
                                                   (Chief Accounting Officer)