Form 10-Q
period 1997-09-28
SERVICE MERCHANDISE CO INC
filed 1997-11-12
CIK 89107

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

        [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 1997

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

Commission File No. 1-9223

                        SERVICE MERCHANDISE COMPANY, INC.
             (Exact name of registrant as specified in its charter)

                TENNESSEE                               62-0816060
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
Yes   X   No
    ----     -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.
            As of October 26, 1997, there were 100,425,657 shares of Service Merchandise Company, Inc. common stock outstanding.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS

                                                                                Page No.
PART I - FINANCIAL INFORMATION

        Consolidated Statements of Operations (Unaudited) - Three and Nine
        Periods Ended September 28, 1997 and September 29, 1996 ................   3

        Consolidated Balance Sheets - September 28, 1997 (Unaudited),
        September 29, 1996 (Unaudited) and December 29, 1996 ...................   4

        Consolidated Statements of Cash Flows (Unaudited) - Nine Periods
        Ended September 28, 1997 and September 29, 1996 ........................   5


        Notes to Consolidated Financial Statements (Unaudited) .................  6-9


        Management's Discussion and Analysis of Financial Condition and
        Results of Operations .................................................. 10-16



PART II - OTHER INFORMATION

        Other Information ......................................................   17

        Exhibits ...............................................................   18

SIGNATURES .....................................................................   19

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                  THREE PERIODS ENDED         NINE PERIODS ENDED
                                                                              --------------------------  -------------------------
                                                                              SEPTEMBER 28  SEPTEMBER 29  SEPTEMBER 28 SEPTEMBER 29
                                                                              ------------  ------------  ------------ ------------
                                                                                  1997          1996         1997           1996
                                                                                ---------   -----------   -----------   -----------
Net sales
     Operations excluding closing facilities and remerchandising activities     $ 646,518   $   669,668   $ 2,029,351   $ 2,095,744
     Closing facilities and remerchandising activities                              9,626        68,660       190,554       218,196
                                                                                ---------   -----------   -----------   -----------
                                                                                  656,144       738,328     2,219,905     2,313,940

Costs and expenses:
  Cost of merchandise sold and buying and occupancy expenses
     Operations excluding closing facilities and remerchandising activities       495,114       506,441     1,543,548     1,590,081
     Closing facilities and remerchandising activities                              9,840        56,769       187,339       180,132
                                                                                ---------   -----------   -----------   -----------
                                                                                  504,954       563,210     1,730,887     1,770,213
  Gross margin after cost of merchandise sold and buying and occupancy expenses
     Operations excluding closing facilities and remerchandising activites        151,404       163,227       485,803       505,663
     Closing facilities and remerchandising activities                               (214)       11,891         3,215        38,064
                                                                                ---------   -----------   -----------   -----------
                                                                                  151,190       175,118       489,018       543,727

  Selling, general and administrative expenses
     Operations excluding closing facilities and remerchandising activities       154,795       149,580       464,814       469,436
     Closing facilities and remerchandising activities                                100        12,212        32,462        39,185
                                                                                ---------   -----------   -----------   -----------
                                                                                  154,895       161,792       497,276       508,621

  Restructuring charge                                                               --            --         129,510          --

  Depreciation and amortization
     Operations excluding closing facilities and remerchandising activities        13,370        12,986        41,315        40,996
     Closing facilities and remerchandising activities                                 (3)        1,255         2,508         3,886
                                                                                ---------   -----------   -----------   -----------
                                                                                   13,367        14,241        43,823        44,882

Loss before interest and income taxes                                             (17,072)         (915)     (181,591)       (9,776)

  Interest expense-debt                                                            16,822        16,834        47,774        46,349
  Interest expense-capitalized leases                                               1,883         2,128         6,034         6,554
                                                                                ---------   -----------   -----------   -----------

Loss before income taxes                                                          (35,777)      (19,877)     (235,399)      (62,679)
Income taxes benefit                                                              (13,417)       (7,553)      (88,275)      (23,818)
                                                                                ---------   -----------   -----------   -----------

Loss before extraordinary item                                                    (22,360)      (12,324)     (147,124)      (38,861)
Extraordinary loss from early extinguishment of debt, net of $1,585 tax benefit    (2,643)         --          (2,643)         --

                                                                                =========   ===========   ===========   ===========
Net loss                                                                        ($ 25,003)  ($   12,324)  ($  149,767)  ($   38,861)
                                                                                =========   ===========   ===========   ===========

Weighted average common shares and common
  share equivalents outstanding                                                    99,959       101,337       100,008       101,364
                                                                                =========   ===========   ===========   ===========


Per common share:
Loss before extraordinary item                                                  ($   0.22)  ($     0.12)  ($     1.47)  ($     0.38)
Extraordinary loss from early extinguishment of debt                                (0.03)         --           (0.03)         --
                                                                                ---------   -----------   -----------   -----------
Net loss                                                                        ($   0.25)  ($     0.12)  ($     1.50)  ($     0.38)
                                                                                =========   ===========   ===========   ===========

See Notes to Consolidated Financial Statements.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           (UNAUDITED)
                                                                                 ------------------------------
                                                                                 SEPTEMBER 28      SEPTEMBER 29      DECEMBER 29,
                                                                                      1997             1996            1996(1)
                                                                                 ------------      ------------      ------------
ASSETS

Current Assets:
  Cash and cash equivalents                                                       $    45,900       $    51,853       $   329,993
  Accounts receivable, net of allowance of
    $2,541, $2,966 and $4,593, respectively                                            39,969            39,512            61,454
  Income taxes                                                                         77,640            13,513              --
  Inventories                                                                       1,165,586         1,328,761         1,052,969
  Prepaid expenses                                                                     31,809            60,963            15,461
                                                                                  -----------       -----------       -----------

    TOTAL CURRENT ASSETS                                                            1,360,904         1,494,602         1,459,877

Property and equipment:
  Owned assets, net of accumulated depreciation of
    $546,399, $515,340 and $530,170, respectively                                     500,327           556,546           567,056
  Capitalized leases, net of accumulated amortization of
    $76,740, $87,197 and $86,710 respectively                                          35,207            39,395            37,701
Other assets and deferred charges                                                      38,378            22,384            22,818
                                                                                  -----------       -----------       -----------

    TOTAL ASSETS                                                                  $ 1,934,816       $ 2,112,927       $ 2,087,452
                                                                                  ===========       ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable to banks                                                          $   125,400       $   348,400              --
  Accounts payable                                                                    447,356           574,827       $   639,887
  Accrued expenses                                                                    163,884           166,021           212,223
  State and local sales taxes                                                          25,190            31,918            62,690
  Accrued restructuring costs - current                                                29,149              --                --
  Income taxes                                                                           --                --              33,898
  Current maturities of long-term debt                                                 20,641             4,698             6,842
  Current maturities of capitalized lease obligations                                   8,267             7,479             7,303
  Deferred income taxes                                                                 7,437            10,841             7,437
                                                                                  -----------       -----------       -----------

    TOTAL CURRENT LIABILITIES                                                         827,324         1,144,184           970,280

Accrued restructuring costs                                                            53,483              --                --
Long-term debt                                                                        715,470           555,625           623,615
Capitalized lease obligations                                                          52,564            60,604            58,541
Deferred income taxes                                                                   7,922             3,886             7,922
                                                                                  -----------       -----------       -----------

    TOTAL LIABILITIES                                                               1,656,763         1,764,299         1,660,358
                                                                                  -----------       -----------       -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value, authorized 4,600 shares, undesignated as to rate and other rights, none issued
  Series A Junior Preferred Stock, $1 par value, authorized 400 shares, none issued
  Common stock, $.50 par value, authorized 500,000 shares, issued
    and outstanding 99,800, 99,748 and 99,758 shares, respectively                     49,900            49,874            49,879
  Additional paid-in capital                                                            5,680             5,633             5,670
  Deferred compensation                                                                  (558)           (1,484)           (1,251)
  Retained earnings                                                                   223,031           294,605           372,796
                                                                                  -----------       -----------       -----------

    TOTAL SHAREHOLDERS' EQUITY                                                        278,053           348,628           427,094
                                                                                  -----------       -----------       -----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 1,934,816       $ 2,112,927       $ 2,087,452
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

     See Notes to Consolidated Financial Statements.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                NINE PERIODS ENDED
                                                                          ------------------------------

                                                                          SEPTEMBER 28      SEPTEMBER 29
                                                                          ------------------------------

                                                                              1997             1996
                                                                          -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                               ($149,767)       ($38,861)

    Adjustments to reconcile net loss to net
      cash used by operating activities:
        Depreciation and amortization                                         46,391          47,099
        Deferred income taxes                                                   --            (1,876)
        Gain on disposal of property and equipment                            (2,531)         (4,650)
        Write down of property and equipment due to restructuring             32,915            --
        Write-off of debt issuance costs                                       2,111            --
        Changes in assets and liabilities (net of disposition):
          Accounts receivable, net                                            21,485          14,109
          Inventories                                                       (112,617)       (294,294)
          Prepaid expenses                                                   (16,348)        (35,686)
          Accounts payable                                                  (192,531)       (104,279)
          Accrued expenses and state and local sales taxes                   (83,570)        (56,301)
          Accrued restructuring costs                                         82,632            --
          Income taxes                                                      (111,538)        (42,722)
                                                                           ---------       ---------

        NET CASH USED BY OPERATING ACTIVITIES                               (483,368)       (517,461)
                                                                           ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment - owned                              (23,576)        (17,232)
    Proceeds from the disposal of property and equipment                      17,431           9,831
    Other assets, net                                                         (2,555)         (1,008)
                                                                           ---------       ---------

        NET CASH USED BY INVESTING ACTIVITIES                                 (8,700)         (8,409)
                                                                           ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from short-term borrowings                                      125,400         348,400
    Proceeds from long-term debt                                             206,560           2,600
    Repayment of long-term debt                                             (101,122)         (1,643)
    Repayment of capitalized lease obligations                                (6,124)         (6,353)
    Debt issuance costs                                                      (16,806)         (1,084)
    Exercise of stock options and forfeiture of restricted stock, net             67              52
                                                                           ---------       ---------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                            207,975         341,972
                                                                           ---------       ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (284,093)       (183,898)

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD                                329,993         235,751
                                                                           ---------       ---------

CASH AND CASH EQUIVALENTS-END OF PERIOD                                    $  45,900       $  51,853
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

        The Company has historically incurred a net loss for the first three quarters of the year due to the seasonality of its business. The results of operations for the quarters ended September 28, 1997 and September 29, 1996 are not necessarily indicative of the operating results for an entire fiscal year.

B. The Company's income statement presentation has changed beginning with the second quarter of 1997. This change was made to disclose the financial statement impact of the inventory liquidations associated with the closing facilities and remerchandising activities. The line item "Closing facilities and remerchandising activities" represents activity specifically identifiable to inventory liquidations conducted in conjunction with (1) the Company's Restructuring Plan announced in the first quarter of 1997 and (2) exiting the computer business and certain components of the wireless communication business as part of a remerchandising program. Selling, general and administrative expenses for closing facilities and remerchandising activities does not include any allocation of corporate overhead. The liquidation process was initiated in the second quarter of 1997 when the Company began liquidating 44 out of 60 stores planned for closure as part of the restructuring plan adopted March 25, 1997 outlined in Note C below. As of September 28, 1997, 44 stores, one distribution center and two merchandise categories have completed the process of liquidation. All activity for these items is classified in "Closing facilities and remerchandising activities." Prior year amounts reflect operating results for these same facilities and merchandise classifications.

C. On March 25, 1997, the Company adopted a business restructuring plan to close 60 underperforming stores and one distribution center. As a result, a pre-tax charge of $129.5 million for restructuring costs was taken in the first quarter of 1997. The components of the restructuring charge and an analysis of the amounts charged against the accrual through September 28, 1997 are outlined in the following table:

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (continued)

                                                                                ACTIVITY TO DATE
                                                                    ---------------------------------------
                                                                                                                   ACCRUED
                                                     ORIGINAL                                                RESTRUCTURING COSTS
                                                      CHARGE          RESTRUCTURING            ASSET                 AS OF
         (In thousands)                              RECORDED           COSTS PAID          WRITE-DOWNS       SEPTEMBER 28, 1997
                                                 -----------------------------------------------------------------------------------
         Lease termination and other real
           estate costs                              $ 83,225           $ (7,051)           $      -               $ 76,174
         Property and equipment write-downs            32,915                  -             (32,915)                     -
         Employee severance                             4,869             (2,865)                  -                  2,004
         Other exit costs                               8,501             (4,047)                  -                  4,454
                                                 -----------------------------------------------------------------------------------
            Total                                    $129,510           $(13,963)          $ (32,915)                82,632
                                                 ================== =================== ====================
            Less: Current portion                                                                                   (29,149)
                                                                                                             -----------------------
                                                                                                                   $ 53,483
                                                                                                             =======================

        The 60 stores include both owned and leased properties. Lease termination and other real estate costs consist principally of the remaining rental payments required under the closing stores' lease agreements, net of any actual or reasonably probable sublease income, as well as early termination costs.

        After taking into effect the above property and equipment write-downs, the Company's carrying value of the property and equipment associated with the closures is approximately $17.2 million as of September 28, 1997. Management anticipates selling substantially all owned property and equipment associated with the closures.

        The employee severance provision was recorded for the planned termination of approximately 4,100 employees. As of September 28, 1997, approximately 3,000 employees have been terminated with respect to the restructuring plan. Other exit costs consist principally of professional fees and miscellaneous costs associated with closing the stores and distribution center.

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

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (continued)

        Net sales associated with the planned 60 closing stores exclusive of remerchandising activities were approximately $25.3 million and $73.8 million for the quarter ended September 28, 1997 and September 29, 1996, respectively. The pre-tax operating losses associated with the closing stores, excluding corporate allocations, were approximately ($13.4) million and ($1.7) million for the quarter ended September 28, 1997 and September 29, 1996, respectively. Net sales associated with the planned 60 closing stores were approximately $213.2 million and $234.5 million for the nine periods ended September 28, 1997 and September 29, 1996, respectively. The pre-tax operating losses associated with the closing stores, excluding corporate allocations, were approximately ($34.5) million and ($6.1) million for the nine periods ended September 28, 1997 and September 29, 1996, respectively. The increase in the closing stores' pre-tax operating losses over 1996 for both the quarter ended and nine periods ended is due primarily to the inventory liquidations incurred in connection with the 44 closed stores and remerchandising activities that occurred since the announcement of the restructuring plan.

D. The third quarter ended September 28, 1997 and September 29, 1996 each contained 91 selling days. The nine periods ended September 28, 1997 and September 29, 1996 each contained 272 selling days.

E. The net loss per common share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding.

F. Cash payments for interest for the nine periods ended September 28, 1997 and September 29, 1996 were $51.0 million and $43.9 million, respectively. Cash payments for income taxes for the nine periods ended September 28, 1997 and September 29, 1996 were $21.7 million and $17.2 million, respectively. Outstanding checks of $39.3 million, $30.5 million and $44.6 million as of September 28, 1997, September 29, 1996 and December 29, 1996, respectively, have been reclassified to Accounts Payable.

G. In September 1997, the Company completed a new financing agreement with a syndicate of lenders led by The Chase Manhattan Bank and Citibank.
        The agreement provides a five-year, $900 million fully committed asset based facility (the "Amended and Restated Credit Facility") to replace the Company's existing bank lines and certain other obligations. The lenders funded a $200 million term loan and will extend up to $700 million in revolving loans during the five-year agreement. The Amended and Restated Credit Facility also includes a $175 million sub-facility for letters of credit. The Amended and Restated Credit Facility replaced the Company's Reducing Revolving Credit Facility which had a maximum commitment level of $525 million. Short-term borrowings related to the Amended and Restated Credit Facility were $125.4 million as of September 28, 1997. Short-term borrowings related to the Reducing Revolving Credit Facility were $348.4 million as of September 29, 1996.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (continued)


       The Amended and Restated Credit Facility is designed to provide the Company with long-term liquidity and operating flexibility. Borrowings under the facility are subject to borrowing limits based on percentages of certain current and fixed assets and borrowing limitations contained in the Company's public subordinated debt indenture. The financial covenants included in the definitive agreement relate to coverage and leverage tests and are expected to enhance the Company's ability to implement its strategic initiatives. The Amended and Restated Credit Facility excludes from financial covenant calculations the impact of up to $175 million in pre-tax charges and costs related to certain strategic initiatives such as the closing facilities and remerchandising activities. The effective interest rate for the revolving loans and the term loan is subject to a financial performance-based grid, with initial pricing set at LIBOR + 2.00% and LIBOR + 2.25%, respectively. Additionally, there is an unused commitment fee of 3/8% on the undrawn portion of the revolving loans.

       The lenders have received a first-priority security interest on all material unencumbered assets of the Company and its subsidiaries, excluding mortgages on leasehold interests. These security interests will automatically terminate when the Company either achieves an investment grade credit rating on its implied senior debt or meets certain operating performance targets.

H. In September 1997, the Company completed a tender and consent solicitation of the Company's $100 million 8 3/8% Senior Notes Due 2001 which was commenced on July 21, 1997. A principal amount of $86.2 million was retired with $13.8 million remaining outstanding as of September 28, 1997.

I. During the third quarter of 1997, the Company incurred an extraordinary loss of $2.6 million after-tax, or $0.03 per share. This extraordinary loss included a $2.0 million charge, for the write-off of debt issuance costs, plus premiums and costs associated with the early retirement of $86.2 million of the Company's $100 million 8 3/8% Senior Notes Due 2001. Additionally, a non-cash extraordinary loss of $0.6 million was recorded to write-off deferred finance charges associated with the replacement of the Company's $525 million Reducing Revolving Credit Facility with the Amended and Restated Credit Facility.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

THIRD QUARTER ENDED SEPTEMBER 28, 1997 VS. THIRD QUARTER ENDED
SEPTEMBER 29, 1996

Net sales for the Company were $656.1 million for the third quarter of 1997 compared to $738.3 million for the third quarter of 1996. The $82.2 million decrease reflects the $59.0 million loss in sales associated with closed facilities and a decrease in comp store sales.

Net sales from operations excluding closing facilities and remerchandising activities for the third quarter of 1997 were $646.5 million versus $669.7 million for the same period in 1996. This represents a net sales decrease of $23.2 million, or 3.5%, with comp store sales decreasing 3.4%. Affecting the net sales decrease was the fact that the Company operated six fewer stores during the third quarter of 1997 compared to last year (excluding the impact of the restructuring store closings). Comp store sales in jewelry were up 4.2% due to increased promotional activity and successes in building a stronger jewelry sales organization. Hardlines comp sales were down 5.8% from last year due primarily to lower fitness equipment, video and home office sales.

Net sales from closing facilities and remerchandising activities were $9.6 million for the third quarter of 1997 versus $68.7 million for these same facilities and merchandise classifications for the same period last year. The 44 stores included in this line item closed operations on July 8, 1997.

GROSS MARGIN

Gross margin, after buying and occupancy expenses, for the third quarter was $151.2 million, or 23.0% of net sales compared to $175.1 million, or 23.7% of net sales for the prior year quarter.

Gross margin, after buying and occupancy expenses, from operations excluding closing facilities and remerchandising activities was $151.4 million, or 23.4% of sales from operations excluding closing facilities and remerchandising activities for the third quarter of 1997 compared to $163.2 million, or 24.4% of sales from operations excluding closing facilities and remerchandising activities for the prior year quarter. The decrease in gross margin rate is the result of increased jewelry promotional activities, which produced higher jewelry sales and related gross margin dollars. Hardline margins were negatively impacted by more aggressive clearance activity. Gross margins were also impacted by an increase in inventory shrink rate.

Gross margin, after buying and occupancy expenses, from closing facilities and remerchandising activities was ($0.2) million, or (2.2%) of sales from closing facilities and remerchandising activities for the third quarter of 1997 compared to $11.9 million, or 17.3% of sales from closing facilities and remerchandising activities for the prior year quarter.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the third quarter of 1997 were $154.9 million, or 23.6% of net sales, versus $161.8 million, or 21.9% of net sales for the third quarter of 1996. The $6.9 million decrease reflects a decrease in expenses from closing facilities and remerchandising activities as the 44 stores closed operations in early July, which was partially offset by an increase in expenses from operations excluding closing facilities and remerchandising activities. The increase as a percentage of net sales was attributable to an increase in expenses from operations excluding closing facilities and remerchandising activities and lower net sales.

Selling, general and administrative expenses of operations excluding closing facilities and remerchandising activities were $154.8 million, or 23.9% of sales from operations excluding closing facilities and remerchandising activities for the third quarter of 1997 compared to $149.6 million, or 22.3% of sales from operations excluding closing facilities and remerchandising activities for the prior year quarter. The increase is primarily due to the implementation of the Company's planned changes in its marketing model. The new two-tiered marketing program includes a weekly newspaper insert program in certain urban markets and a reduction in catalog distribution. Additionally, a majority of these urban markets will also receive a new television advertising campaign. The remaining markets will receive a normal distribution of direct mail flyers and a reduced level of catalog distribution. Employment expenses were also up during the quarter due to implementation of a new pull ticket system designed to improve the customers' shopping experience, which replaced our traditional clipboard system of ordering merchandise.

Selling, general and administrative expenses of closing facilities and remerchandising activities were $0.1 million, or 1.0% of sales from closing facilities and remerchandising activities for the third quarter of 1997 compared to $12.2 million, or 17.8% of sales from closing facilities and remerchandising activities for the prior year quarter. This decrease in dollars and rate reflects the closure of 44 underperforming stores in early July 1997.

INTEREST EXPENSE

Interest expense for the third quarter of 1997 was $18.7 million as compared to $19.0 million for the third quarter of 1996. Interest expense remained relatively flat for the quarter as lower average borrowings against the Company's New Credit Facility was primarily offset by the issuance of $74.8 million in mortgage financing notes in the fourth quarter of 1996 and first quarter of 1997.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

INCOME TAXES

The Company recognized an income tax benefit of $13.4 million and $7.6 million for the third quarter ended September 28, 1997 and September 29, 1996, respectively. The effective tax rates for the quarter ended September 28, 1997 and September 29, 1996 were 37.5% and 38.0%, respectively. For the fiscal year ended December 29, 1996 the effective income tax rate was 37.5%.

NINE PERIODS ENDED SEPTEMBER 28, 1997 VS. NINE PERIODS ENDED SEPTEMBER 29, 1996

NET SALES

Net sales for the Company were $2,219.9 million for the first nine months of 1997 compared to $2,313.9 million for the first nine months of 1996. The decrease of $94.0 million, or 4.1% is the result of a decline in net sales from operations excluding closing facilities and remerchandising activities of $66.4 million and a decline in net sales from closing facilities and remerchandising activities, due to the closure of 44 underperforming stores of $27.6 million. Comparable store sales from operations excluding closing facilities and remerchandising activities decreased by 2.8% for the first nine months of 1997 compared to last year.

GROSS MARGIN

Gross margin, after buying and occupancy expenses, for the first nine months was $489.0 million, or 22.0% of net sales compared to $543.7 million, or 23.5% of net sales for the same period last year. A relatively flat comparison in gross margin rate from operations excluding closing facilities and remerchandising activities was offset by the impact of the Company's inventory liquidation program associated with the closing facilities and remerchandising activities. The Company's gross margin dollars were down due to the inventory liquidation from closing facilities and remerchandising activities and lower sales from operations excluding closing facilities and remerchandising activities compared to last year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased to $497.3 million, or 22.4% of net sales, for the first nine periods of 1997 compared to $508.6 million, or 22.0% of net sales for the same period a year ago. The decrease in selling, general and administrative dollars is partially attributable to the lower operating expenses resulting from the closure of 44 underperforming stores in early July. The remainder of the reduction resulted primarily from reduced employment and other selling, general and administrative costs from operations excluding closing facilities and remerchandising activities partially offset by increased third quarter advertising expenses.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

INTEREST EXPENSE

Interest expense for the first nine periods of 1997 was $53.8 million as compared to $52.9 million for the same period a year ago. Interest expense for the year increased primarily due to the issuance of $74.8 million in mortgage financing notes in the fourth quarter of 1996 and the first quarter of 1997. This expense was partially offset by lower average borrowings against the Company's Reducing Revolving Credit Facility.

INCOME TAXES

The Company recognized an income tax benefit of $88.3 million for the first nine periods of 1997 compared to $23.8 million for the first nine periods of 1996. The estimated annual effective tax rates for the nine periods ended September 28, 1997 and September 29, 1996 were 37.5% and 38.0%, respectively. For the fiscal year ended December 29, 1996, the effective income tax rate was 37.5%.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased to $533.6 million at the end of the third quarter of 1997 from $350.4 million at September 29, 1996, an increase of $183.2 million or 52.3%. Short-term borrowings totaled $125.4 million ($327.7 million available for borrowing) at September 28, 1997 compared to $348.4 million ($179.1 million available for borrowing) at September 29, 1996, a decrease of $223.0 million. The increase in working capital is due primarily to a $113.8 million shift from short-term to long-term borrowings under the Company's Amended and Restated Credit Facility and the completion of $74.8 million in mortgage financing notes primarily in the fourth quarter of 1996. The shift to long term borrowings is the net effect of the addition of a $200 million term loan as a part of the Amended and Restated Credit Facility partially offset by the retirement of $86.2 million of Senior Notes Due 2001. Furthermore, income taxes classified as a current asset increased by $64.1 million primarily due to the $129.5 million restructuring charge recorded in the first quarter of 1997. Inventory levels, accounts payable and short term borrowings were reduced as a result of inventory liquidation from closing facilities and remerchandising activities. Prepaid expenses decreased by $29.2 million primarily due to the reduction of Fall Catalog circulation and number of pages. Current maturities of long-term debt increased $15.9 million as the first installment payment on the Company's First Mortgage Secured Notes is due on June 30, 1998.

Working capital requirements fluctuate significantly during the year due to the seasonal nature of the jewelry, gift and home business. These requirements are financed through a combination of internally generated cash flow from operating activities, short-term seasonal borrowings and long-term financing. The current ratio at September 28, 1997 and September 29, 1996 was 1.6:1 and 1.3:1, respectively.

In September 1997, the Company completed a new financing agreement with a syndicate of lenders led by The Chase Manhattan Bank and Citibank. The agreement provides a five-year, $900 million fully committed asset based facility (the "Amended and Restated Credit Facility") to replace the Company's existing bank lines and certain other obligations. The lenders funded a $200 million term loan and will extend up to $700 million in revolving loans during the five-year agreement. The Amended and Restated Credit Facility also includes a $175 million sub-facility for letters of credit. The Amended and Restated Credit Facility replaced the Company's Reducing Revolving Credit Facility which had a maximum commitment level of $525 million.

The Amended and Restated Credit Facility is designed to provide the Company with long-term liquidity and operating flexibility. Borrowings under the facility are subject to borrowing limits based on percentages of certain current and fixed assets and borrowing limitations contained in the Company's public subordinated debt indenture. The financial covenants included in the definitive agreement relate to coverage and leverage tests and are expected to enhance the Company's ability to implement its strategic initiatives. The Amended and Restated Credit Facility excludes from financial covenant calculations the impact of up to $175 million in pre-tax charges and costs related to certain strategic initiatives such as the closing facilities and remerchandising activities. The effective interest rate for the revolving loans and the term loan is subject to a financial performance-based grid, with initial pricing set at LIBOR + 2.00% and LIBOR + 2.25%, respectively. Additionally, there is an unused commitment fee of 3/8% on the undrawn portion of the revolving loans.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The lenders have received a first-priority security interest on all material unencumbered assets of the Company and its subsidiaries, excluding mortgages on leasehold interests. These security interests will automatically terminate when the Company either achieves an investment grade credit rating on its implied senior debt or meets certain operating performance targets.

Total long-term debt, including current maturities and capitalized leases, increased to $796.9 million at September 28, 1997 from $628.4 million at September 29, 1996. The increase in total long-term debt was primarily attributable to the $113.8 million shift from short-term to long-term borrowings under the Company's Amended and Restated Credit Facility and the issuance of $74.8 million in mortgage financing notes primarily in the fourth quarter of 1996. This increase was slightly offset by the early extinguishment of $8.9 million in mortgages and scheduled payments on capitalized leases, mortgages and Industrial Revenue Bonds.

Additions to owned property and equipment were $23.6 million for the nine periods ended September 28, 1997 compared to $17.2 million for the same period last year. The Company operated 359 stores as of September 28, 1997, a net decrease of 6 stores from September 29, 1996 (excluding the closing of 44 stores as part of the Company's restructuring plan). The Company expects to incur capital expenditures of approximately $50 million during fiscal 1997 and plans to fund these expenditures through a combination of cash flows from operations and borrowings under the Amended and Restated Credit Facility.

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

                           PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

                Not applicable.

Item 2.         Changes in Securities and Use of Proceeds

                The Company's amended and restated Credit Facility permits the payment of dividends with respect to the Company's common stock, $0.50 par value (a) payable solely in securities of the Company, and (b) after June 30, 1999, payable in cash (if no Default or Event of Default exists) in an aggregate amount by which the following, when added to the amount of any cash dividends paid or declared would exceed 25% of Consolidated Net Income of the Company for the period of September 30, 1997 through the last day of the fiscal quarter prior to the dividend payment date:
                (i) Acquisitions and Investments under Section 8.8(m) of the Credit Facility in excess of $80 million, or (ii) Investments (other than Acquisitions under Section 8.8(m) of the Credit Facility in excess of $30 million).

Item 3.         Defaults Upon Senior Securities

                Not applicable.

Item 4.         Submission of Matters to a Vote of Security Holders

                Not applicable.

Item 5.         Other Information

                Not applicable.

Item 6. Exhibits and Reports on Form 8-K

        6(a)     Exhibits filed with this Form 10-Q

        Exhibit No. Under Items
         601 of Regulation S-K          Brief Description
        -----------------------         -----------------
                     4                  Amended and Restated Credit Agreement
                                        dated as of September 10, 1997 among
                                        Service Merchandise Co., Inc.,
                                        Various Banks and The Chase
                                        Manhattan Bank as Administrative
                                        and Collateral Agent and Citibank
                                        as Documentation Agent.

                    11                  Statement re:
                                        Computation of Net Loss
                                        Per Common Share for the Three
                                        Periods Ended and Nine Periods
                                        Ended September 28, 1997 and
                                        September 29, 1996.

                    27                  Financial Data Schedule for the
                                        Nine Periods Ended September 28, 1997
                                        (for SEC use only).



        6(b)     Reports on Form 8-K

                  As reported on Form 8-K dated July 21, 1997, the Company signed a commitment letter with The Chase Manhattan Bank and Citibank to provide a five-year, $900 million bank facility to replace its existing bank lines and other obligations. The financing was completed on September 10, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  SERVICE MERCHANDISE
                                                  COMPANY, INC.




   Date:   November 10, 1997                        /s/  Gary M. Witkin
                                                  ----------------------------
                                                  Gary M. Witkin
                                                  President
                                                  (Chief Executive Officer)




   Date:   November 10, 1997                        /s/  S. Cusano
                                                  ----------------------------
                                                  S. Cusano
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Chief Financial Officer)
                                                  (Chief Accounting Officer)