Form 10-K405
period 1997-12-28
SERVICE MERCHANDISE CO INC
filed 1998-03-30
CIK 89107

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

 X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934 (No Fee Required) for the fiscal year ended December 28,
    1997 or
--- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 (No Fee Required) for the transition period from     to
                                                                -----  -----.

Commission File No. 1-9223
                        SERVICE MERCHANDISE COMPANY, INC.
             (Exact name of registrant as specified in its charter)

           TENNESSEE                                                      62-0816060
      (State or other jurisdiction of                                   (I.R.S. Employer
      incorporation or organization)                                    Identification No.)

P.O. Box 24600, Nashville, TN (mailing address)                           37202-4600
7100 Service Merchandise Drive, Brentwood, TN                                37027
     (Address of principal executive offices)                              (Zip Code)

Registrant's telephone number including area code:                       (615) 660-6000

Securities registered pursuant to Section 12(b) of the Act:
                                                                      Name of Exchange on
Title of Class                                                          Which Registered
--------------                                                        -------------------
Common Stock ($.50 Par Value)                                         New York Stock Exchange
Series A Junior Preferred Stock Purchase Rights                       New York Stock Exchange
9% Senior Subordinated Debentures                                     New York Stock Exchange
8 3/8% Senior Notes                                                   New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:                   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---
The aggregate market value of the Registrant's Common Stock held by non-affiliates on March 2, 1998 (based upon the average of the high and low sales prices of such stock as of such date) was $212,012,411. This calculation assumes that all shares of Common Stock beneficially held by officers and members of the Board of Directors of the Registrant are owned by "affiliates," a status which each of the officers and directors individually disclaims.

               Class                                                                           Outstanding at March 2, 1998
               -----                                                                           ----------------------------
Common Stock ($.50 Par Value)                                                                         100,373,649
                                                                                           Parts in Form 10-K Where Documents
Documents Incorporated by Reference                                                           Are Incorporated by Reference
-----------------------------------                                                        ----------------------------------
Portions of Registrant's Proxy Statement dated March 13, 1998                                         Part III
Portions of Registrant's Annual Report to Shareholders for the
fiscal year ended December 28, 1997                                                                Parts II and IV

                                         Exhibit Index located on Pages 13-17

                                              TABLE OF CONTENTS AND CROSS-REFERENCE SHEET
                                              -------------------------------------------                     Page
                                                                                                               No.
                                                                                                              ----
PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3

   Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3-5
   Item 2.  Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6-8
   Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9
   Item 4.  Submission of Matters to a Vote of Security-Holders  . . . . . . . . . . . . . . . . . . . . .     9
            Executive Officers of the Registrant   . . . . . . . . . . . . . . . . . . . . . . . . . .  .     9-10

PART II  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10

   Item 5.  Market for Registrant's Common Stock and
            Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10-11
   Item 6.  Selected Financial Data                                 Page 6 of the Registrant's 1997 Annual Report to
                                                                    Shareholders for the year ended December 28, 1997 which
                                                                    is incorporated herein by reference.
   Item 7.  Management's Discussion and Analysis of                 Pages 7 through 11 of the Registrant's 1997 Annual
            Financial Condition and Results of                      Report to Shareholders for the year ended
            Operations                                              December 28, 1997 which are incorporated herein by
                                                                    reference.
   Item 8.  Financial Statements and Supplementary                  Pages 12 through 31 of the Registrant's 1997 Annual
            Data                                                    Report to Shareholders for the year ended
                                                                    December 28, 1997 which are incorporated herein by
                                                                    reference.
   Item 9.  Changes in and Disagreements With
            Independent Auditors on Accounting
            and Financial Disclosure   .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12

   Item 10. Directors and Executive Officers of the                 Pages 2 through 5 of the Registrant's Proxy Statement
            Registrant                                              dated March 13, 1998 which are incorporated herein by
                                                                    reference.
   Item 11. Executive Compensation                                  Pages 8 through 18 of the Registrant's Proxy Statement
                                                                    dated March 13, 1998 which are incorporated herein by
                                                                    reference.
   Item 12. Security Ownership of Certain Beneficial                Pages 6 and 7 of the Registrant's Proxy Statement dated
            Owners and Management                                   March 13, 1998 which are incorporated
                                                                    herein by reference.
   Item 13. Certain Relationships and Related                       Page 20 of the Registrant's Proxy Statement dated March
            Transactions                                            13, 1998 which is incorporated herein by reference.

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13

   Item 14. Exhibits, Financial Statement Schedule and
            Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13-17

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18
                                       -2-

INTRODUCTORY
------------

Except where the context indicates otherwise, the "Company" is a term used to refer to the overall operations of Service Merchandise Company, Inc. and its past and present subsidiaries and the "Registrant" means Service Merchandise, Inc. as a separate corporate entity and does not refer to the subsidiaries. The information included in this 10-K, unless indicated to be given as of a specified date or for a specified period, is given as of the date of this report, which is December 28, 1997. The Company does not intend to update such information.

                                     PART I
Item 1.    Business                  ------
-------    --------

Service Merchandise, with 361 stores in 34 states, is a leading retailer of fine jewelry and home products. The Company streamlines its presentation to reflect customer tastes and purchasing habits, grouping merchandise into thematic categories called "worlds" - offering dominant selections of brand name products. In 1997, these "worlds" consisted of: Fine Jewelry, Kitchen and Dining, Furniture and Home Accents, Season to Season, Electronics, Looking Healthy/Staying Healthy (promoting the concept of "wellness" with exercise equipment, personal care items and a bath and body program), Kid Essentials and Travel and Adventure.

General

The Company's franchise is built around selling nationally advertised, brand-name home products and fine jewelry. Customers are made aware of the product offerings through catalogs, direct mail flyers, newspaper inserts and television advertising. While customers may purchase products through mail order, telephone order or via the Company's internet website, the majority of purchases occur directly in a Company store where the customer has physical access to the merchandise.

The typical Service Merchandise store consists of approximately 50,000 square feet of total space and is situated on a stand-alone lot or as an anchor in a suburban mall or strip center. The Company's stores are divided into thematic "worlds" with displays of the products arrayed to support the world concept. In the Fine Jewelry world, merchandise is displayed in showcases and sales associates deliver items to the customers and accept payment. In other worlds, a sample of the merchandise is displayed, and customers select their purchases via a "pull tag" system. The pull tag is taken to a cashier, the product is paid for and the merchandise is delivered to a pick-up station. Additionally, in self-service departments, customers select merchandise from a shelf or display and take it to a check-out counter to finalize the purchase.

The Company is currently testing a "Best of Service" concept which is a scaled-down 10,000 square foot format that carries the full line of jewelry and a limited number of top-selling products from the home product categories. Other new store formats will also be evaluated in 1998. Additionally, in the first quarter of 1998, the Company implemented a new private label credit card program.

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

-------  --------------------

The Company's information systems enhance the effectiveness of the advertising by tracking customers' purchases and tailoring the Company's mailing lists to meet specific objectives. The Company maintains a 24-million household database of information which is updated with each purchase. This database allows the Company to target customers based on specific criteria, including the categories purchased, the frequency of purchases and the value of those purchases.

Seasonality and Competition

The Company's business is highly seasonal, with the Christmas season being the largest volume selling period of the year. In preparation for the Christmas season, the Company significantly increases its merchandise inventories, which are financed by internally generated funds and short-term borrowings. Fourth quarter net sales accounted for 39.4% of total net sales in fiscal 1997.

The Company is engaged in a highly competitive business and competes with most nationally known jewelry and home retail merchandisers, including department, general merchandise, specialty and discount stores. Many of these competitors are larger and have greater financial resources than the Company. The Company considers quality, value, merchandise mix, service and location to be the most significant competitive factors in its retailing business. The Company's profitability is primarily dependent upon the large sales volume generated during the fourth quarter of its fiscal year.

Suppliers

The Company purchases merchandise from approximately 1,500 suppliers, most of which are manufacturers. In fiscal 1997, the largest vendor accounted for approximately 6.2% of total cash disbursements for inventory items. The Company believes it would experience no difficulty in obtaining quality merchandise from alternate sources. Most merchandise is shipped to the Company's regional distribution centers and transported to the stores by commercial contract carriers.

The Company's direct import program is responsible for sourcing and repackaging many promotional and seasonal items. Direct import purchases, which totaled approximately $265 million in fiscal 1997 (compared to $287 million in fiscal
1996), allow the Company to reduce many traditional cost factors, thereby lowering the cost of merchandise sold in several product lines. In addition to its direct import program, the Company imports diamonds, gemstones and gold which are used by contract fabricators in the manufacture of jewelry items.

Employees

The number of persons employed by the Company fluctuates seasonally. During the fiscal year ended December 28, 1997, the number of active employees varied from approximately 26,800 to approximately 42,700 including both permanent and temporary employees. As of December 28, 1997, the Company had 24,168 permanent employees, of whom 84% were hourly-paid personnel engaged in non-supervisory activities; the balance consisted of administrative, executive, distribution center and store management personnel. None of the Company's employees are covered by a collective bargaining agreement. The Company has never experienced a work stoppage due to a labor disagreement and regards its employee relations as satisfactory.

Certain Factors that may affect Operating Results

On March 25, 1997, the Company announced a corporate restructuring and repositioning plan ("1997 Restructuring Plan"). See the Notes to Consolidated Financial Statements, which are incorporated herein by reference to the Registrant's 1997 Annual Report to Shareholders, for a description of this plan.

-------  --------------------

The Company's liquidity, capital resources and results of operations may be affected from time to time by a number of factors and risks, including, but not limited to, trends in the economy as a whole, which may affect consumer confidence and consumer demand for the types of goods sold by the Company; competitive pressures from other retailers, including specialized retailers and discount stores which may affect the nature and viability of the Company's business strategy; availability and cost of labor employed; real estate occupancy and development costs, including the substantial fixed investment costs associated with opening, maintaining or closing a Company store; the ability to advertise effectively and control advertising costs; availability, costs and terms of financing, including the risk of rising interest rates;
availability of trade credit and terms with vendors; the Company's use of substantial financial leverage and the potential impact of such leverage on the Company's ability to execute its operating strategies, to withstand significant economic downturns and to repay its indebtedness; the ability to maintain gross profit margins and to achieve future cost savings; the seasonal nature of the Company's business and the ability of the Company to predict consumer demand as a whole, as well as demand for specific goods; the ability of the Company to attract and retain customers by executing the Company's remerchandising strategy and improving customer service; costs associated with the shipping, handling and control of inventory and the Company's ability to optimize its supply chain; potential adverse publicity; the ability and success in completing the disposition of store locations closed and designated to be closed pursuant to the 1997 Restructuring Plan; the ability and success in completing and implementing plans regarding the Company's credit card program and alternative store formats; the ability to execute a strategic repositioning of the Company; and the ability to effect conversions to new technological systems including, becoming year 2000 compliant.

This report includes, and other reports and statements issued on behalf of the Company may include, certain forward-looking information that is based upon management's beliefs as well as on assumptions made by and data currently available to management. This information, which has been or in the future may be, included in reliance on the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, is subject to a number of risks and uncertainties, including but not limited to the factors identified above. Actual results may differ materially from those anticipated in any such forward-looking statements. The Company undertakes no obligation to update or revise any such forward-looking statements to reflect subsequent events or circumstances.

Item 2.  Properties
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

The Company operated four major distribution centers and one return center (Bowling Green, Kentucky) as of December 28, 1997. These distribution centers are located in Florida, New York, Tennessee, and Texas and contain an aggregate of approximately 3,102,000 square feet as set forth below:

            Center Location                    Sq. Feet            Owned/Leased                       Lease Term
            ---------------                    --------           --------------     ------------------------------------------
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

Dallas, TX                                     594,000                Leased         Primary term extends through 1/31/01 with a
                                                                                            renewal option through 1/31/06

Bowling Green, KY (Return center)              180,000                Leased          Primary term extends through 12/31/00 with
                                                                                           renewal options through 12/31/25

The Company anticipates that it would be able to obtain suitable replacement facilities should it not be able to renew the above leases.

-------  ----------------------

As of December 28, 1997, the Company operated 361 retail stores (typically consisting of approximately 50,000 square feet) as follows:

                                                                                                   Number of Stores
                                                                                                   ----------------
Owned land and building                                                                                    92


Long-term ground lease with an owned building                                                              38


Owned land with industrial development financing under which the Company has
ownership or a right to obtain ownership of the building                                                    3

Leased                                                                                                    243

Stores which have been subleased                                                                          (15)
                                                                                                         -----
Total                                                                                                     361
                                                                                                         =====

Most of the leases contain renewal or purchase options. See the Notes to Consolidated Financial Statements, which are incorporated herein by reference to the Registrant's 1997 Annual Report to Shareholders, for information concerning the Company's lease commitments.

For a listing of store locations, see page 8. The numbers in parentheses show the number of stores per state and where there is more than one store in any city, the number of stores in such city.

-------   ----------------------

SERVICE MERCHANDISE COMPANY, INC.
STORE LOCATIONS

ALABAMA (7)                    GEORGIA (15)              MARYLAND (6)               NEW YORK (22)              SOUTH CAROLINA (5)
  BIRMINGHAM (2)                 ATLANTA (9)               BALTIMORE                  ALBANY                     CHARLESTON
  HUNTSVILLE (2)                 AUGUSTA                   COLUMBIA                   BINGHAMTON                 COLUMBIA
  MOBILE                         BUCKHEAD                  FORESTVILLE                BUFFALO                    GREENVILLE
  MONTGOMERY                     COLUMBUS                  FREDERICK                  EAST MEADOW                GREENWOOD
  TUSCALOOSA                     DOUGLASVILLE              SALISBURY                  HARTSDALE                  SUMTER
ARIZONA (3)                      MACON                     WALDORF                    HUNTINGTON               TENNESSEE (18)
  GLENDALE                       SAVANNAH                MASSACHUSETTS (11)           LAKE GROVE                 COOKEVILLE
  MESA  (2)                    ILLINOIS (22)               AUBURN                     LAWRENCE                   CHATTANOOGA (2)
ARKANSAS (4)                     CHICAGO (22)              BOSTON (7)                 MASSAPEQUA                 JACKSON
  FAYETTEVILLE                 INDIANA (14)                HOLYOKE                    MIDDLETOWN                 JOHNSON CITY
  FORT SMITH                     BLOOMINGTON               LANESBORO/PITTSFIELD       NANUET                     KINGSPORT
  LITTLE ROCK (2)                CLARKSVILLE               SWANSEA                    PATCHOQUE                  KNOXVILLE (2)
CALIFORNIA (2)                   EVANSVILLE              MICHIGAN (13)                PLATTSBURGH                MEMPHIS (5)
  SAN FRANCISCO                  FORT WAYNE                ANN ARBOR                  POUGHKEEPSIE               NASHVILLE (5)
  SAN JOSE                       GRIFFITH                  DETROIT (8)                QUEENS                   TEXAS (40)
COLORADO (6)                     INDIANAPOLIS (4)          FLINT                      ROCHESTER (2)              ABILENE
  COLORADO SPRINGS               KOKOMO                    LANSING (2)                SARATOGA SPRINGS           AMARILLO
  DENVER (4)                     LAFAYETTE                 WATERFORD                  SYRACUSE (2)               ARLINGTON
  PUEBLO                         MERRILLVILLE            MISSISSIPPI (6)              UTICA                      AUSTIN
CONNECTICUT (6)                  SOUTH BEND                GAUTIER                    YORKTOWN HEIGHTS           BEAUMONT
  DANBURY                        TERRE HAUTE               GULFPORT                 NORTH CAROLINA (8)           COLLEGE STATION
  DERBY                        KANSAS (3)                  HATTIESBURG                CHARLOTTE (2)              CORPUS CHRISTI
  HARTFORD (2)                   OVERLAND PARK             JACKSON (2)                DURHAM                     DALLAS (6)
  ORANGE                         WICHITA (2)               MERIDIAN                   FAYETTEVILLE               EL PASO
  WATERBURY                    KENTUCKY (7)              MISSOURI (7)                 GASTONIA                   FT. WORTH (2)
DELAWARE  (3)                    FLORENCE                  INDEPENDENCE               GREENSBORO                 HARLINGEN
  DOVER                          LEXINGTON                 SPRINGFIELD                RALEIGH (2)                HOUSTON (9)
  WILMINGTON (2)                 LOUISVILLE (3)            ST. LOUIS (5)            OHIO (15)                    LAKE JACKSON
FLORIDA (50)                     OWENSBORO               NEVADA (3)                   AKRON                      LAREDO
  BOCA RATON                     PADUCAH                   LAS VEGAS (2)              CANTON                     LONGVIEW
  BOYNTON BEACH                LOUISIANA (14)              RENO                       CINCINNATI (4)             LUBBOCK
  CORAL SPRINGS                  ALEXANDRIA              NEW HAMPSHIRE (5)            COLUMBUS (4)               MCALLEN (2)
  DAVIE                          BATON ROUGE (2)           DOVER                      LIMA                       MIDLAND
  DAYTONA BEACH                  HOUMA                     MANCHESTER                 MANSFIELD                  SAN ANGELO
  FT. MYERS                      LAFAYETTE (2)             NASHUA                     SPRINGFIELD                SAN ANTONIO (3)
  GAINESVILLE                    LAKE CHARLES              PLAISTOW                   TOLEDO (2)                 TEMPLE
  JACKSONVILLE (3)               MONROE                    SALEM                    OKLAHOMA (7)                 TYLER
  LAKELAND                       NEW ORLEANS (3)         NEW JERSEY (6)               NORMAN                     WACO
  LEESBURG                       SHREVEPORT (2)            HAZLET                     OKLAHOMA CITY (3)        VERMONT (1)
  MELBOURNE                      SLIDELL                   PARAMUS                    TULSA (3)                  BURLINGTON
  MIAMI/FT. LAUDERDALE (13)    MAINE (5)                   TURNERSVILLE             PENNSYLVANIA (14)          VIRGINIA (11)
  NAPLES                         AUBURN                    VOORHEES                   ALLENTOWN                  ALEXANDRIA
  OCALA                          AUGUSTA                   WAYNE                      HARRISBURG                 BAILEY'S CROSSROADS
  ORLANDO (6)                    BANGOR                    WOODBRIDGE                 LANCASTER                  CHANTILLY
  PENSACOLA                      BRUNSWICK               NEW MEXICO (2)               PHILADELPHIA (2)           CHESAPEAKE
  PORT CHARLOTTE                 PORTLAND                  ALBUQUERQUE                PITTSBURGH (6)             DALE CITY
  SARASOTA                                                 LAS CRUCES                 READING                    FREDERICKSBURG
  STUART                                                                              SCRANTON                   HAMPTON
  TALLAHASSEE (2)                                                                     WILKES-BARRE               MANASSAS
  TAMPA/CLEARWATER/                                                                                              NORFOLK
  ST. PETERSBURG (8)                                                                                             RICHMOND (2)
  W. PALM BEACH
  VERO BEACH


Item 3.  Legal Proceedings
-------  -----------------

No reportable items.

Item 4.  Submission of Matters to a Vote of Security-Holders
-------  ---------------------------------------------------

There were no reportable items during the Company's fourth quarter.

Executive Officers of the Registrant  (1)
-----------------------------------------

The following is a list of executive officers, their ages, positions and business experience during the past five years as of the date hereof:

Name, Age and Position
----------------------
Gary M. Witkin, 49                                   President and Chief Executive Officer since April 1997; President and
President, Chief Executive Officer                   Chief Operating Officer from November 1994 to April 1997; Vice Chairman
And Director                                         and Board member, Saks Fifth Avenue from October 1992 to November 1994;
                                                     Board member of Genesco, Inc.

Raymond Zimmerman, 65                                Chairman of the Board since October 1981; Chief Executive Officer from
Chairman of the Board (2)                            October 1981 to April 1997; President from July 1984 to November 1994 and from 1981 to October 1983.  Board member of The Limited Stores,
                                                     Columbus, Ohio.

S. Cusano, 44                                        Executive Vice President and Chief Financial Officer since April, 1997;
Executive Vice President and Chief Financial         Vice President and Chief Financial Officer from July 1993 to April
Officer                                              1997; Group Vice President - Finance from December 1991 to July 1993.

Thomas L. Garrett, Jr., 44                           Vice President and Treasurer since July 1996;  Treasurer, Magma Copper
Vice President and Treasurer                         Company from July 1992 to May 1996.

C. Steven Moore, 35                                  Corporate Secretary since August 1996;  Vice President and Managing
Vice President, Managing Attorney and Corporate      Attorney since August 1996;  Senior Corporate Attorney from November
Secretary                                            1994 to August 1996;  Corporate Attorney from May 1992 to November
                                                     1994.

Kenneth Brame, 50                                    Senior Vice President, Information Services and Chief Information
Senior Vice President, Information Services and      Officer since February 1996;  Vice President, Systems Development,
Chief Information Officer                            American Stores Company from May 1994 to February 1996;  Director of
                                                     Systems Development, Belk Stores Services from April 1989 to April 1994.

Chuck Kremers, 48                                    Senior Vice President, Marketing since June 1997;  Senior Vice
Senior Vice President, Marketing                     President, Marketing, Cotter & Company, Inc. from 1993 to June 1997;
and Advertising                                      Vice President, Marketing, CompUSA, Inc.  from 1989 to 1993.

Item 4.  Submission of Matters to a Vote of Security-Holders (continued)

Harold Mulet, 46                                     Senior Vice President, Stores since August 1995; Regional
Senior Vice President, Stores                        Vice President of Target division of the Dayton Hudson Corp. from
                                                     December 1988 to August 1995.

Gary Sease, 54                                       Senior Vice President, Logistics since September 1996; Senior Vice
Senior Vice President, Logistics                     President, Operations Services of American National Can Company from
                                                     September 1992 to September 1996.

Charles Septer, 46                                   Senior Vice President, Jewelry Merchandising since April 1988.
Senior Vice President, Jewelry Merchandising

Steven F. McCann, 45                                 Vice President, Corporate Controller since June 1994.  Vice President,
Vice President, Corporate Controller                 Controller of Robinsons-May division of the May Department Store
                                                     Company from February 1993 to June 1994.  Vice President, Controller of
                                                     the May Company division of the May Department Store Company from April
                                                     1992 to February 1993.

(1)  All Executive Officers serve at the pleasure of the Board of Directors.
(2)  Effective January 29, 1998, James E. Poole was elected Chairman of the Board.

                                                              PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

The Company's Common Stock trades on the New York Stock Exchange (NYSE) under the symbol SME. The number of record holders of Common Stock at March 2, 1998 and February 28, 1997 were 5,844 and 6,076, respectively.

High and low closing sales prices as reported by the NYSE for fiscal 1997 and 1996 were as follows:

1997                                                  High               Low
----                                                  -----             -----
First Quarter                                         4 3/4             3 3/8
Second Quarter                                        3 5/8             2 5/8
Third Quarter                                         4 1/2             2 7/8
Fourth Quarter                                        4 7/8             1 7/8

1996                                                  High               Low
----                                                  -----             -----
First Quarter                                           6               4 1/2
Second Quarter                                        6 1/4             4 5/8
Third Quarter                                         5 3/4             4 1/2
Fourth Quarter                                        6 3/8             4 1/4

The Company's Amended and Restated Credit Facility contains certain restrictive covenants, including limitations on the ability to pay dividends. The Company has not declared any cash dividends to shareholders for fiscal 1997 or 1996. The Company's amended and restated Credit Facility permits the payment of dividends with respect to the Company's common stock, $0.50 par value (a) payable solely in securities of the Company, and (b) after June 30, 1999, payable in cash (if no Default or Event of Default exists) in an aggregate amount by which the following, when added to the amount

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters (continued)

of any cash dividends paid or declared would exceed 25% of Consolidated Net Income of the Company for the period of September 30, 1997 through the last day of the fiscal quarter prior to the dividend payment date: (i) Acquisitions and Investments under Section 8.8(m) of the Credit Facility in excess of $80 million, or (ii) Investments (other than Acquisitions under Section 8.8(m) of the Credit Facility in excess of $30 million).

Item 6.  Selected Financial Data

Page 6 under the caption "Selected Financial Information" of the Registrant's 1997 Annual Report to Shareholders for the year ended December 28, 1997 is herein incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pages 7 through 11 of the Registrant's 1997 Annual Report to Shareholders for the year ended December 28, 1997 under the caption "Management's Discussion and Analysis" are herein incorporated by reference.

Item 8.  Financial Statements and Supplementary Data

As set forth in the Registrant's 1997 Annual Report to Shareholders for the year ended December 28, 1997, the following are incorporated herein by reference:

Description                                                                                                          Page
-----------                                                                                                          ----
Consolidated Statements of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12

Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13

Consolidated Statements of Changes in Shareholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . . .        14

Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16-30

Quarterly Financial Information (Unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       30

Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       31

Item 9.  Changes in and Disagreements With Independent Auditors on Accounting and Financial Disclosure
-------  ---------------------------------------------------------------------------------------------

No reportable items.

                                                              PART III


Item 10.  Directors and Executive Officers of the Registrant

Pages 2 through 5 under the caption "Election of Directors" and page 20 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the Registrant's Proxy Statement dated March 13, 1998 filed with the Commission pursuant to Rule 14a-6(b) are incorporated herein by reference.

Pursuant to General Instruction G(3), information concerning Executive Officers of the Registrant is included in Part I, Item 4, under the caption "Executive Officers of the Registrant" of this Form 10-K.


Item 11.  Executive Compensation

Reference is made to the information on pages 8 through 18 of the Registrant's Proxy Statement dated March 13, 1998 filed with the Commission pursuant to Rule 14a-6(b), concerning executive compensation, which is herein incorporated by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Reference is made to the information on pages 6 and 7 of the Registrant's Proxy Statement dated March 13, 1998 filed with the Commission pursuant to Rule 14a-6(b), concerning the beneficial ownership of Registrant's common stock, which is herein incorporated by reference.


Item 13.  Certain Relationships and Related Transactions

Reference is made to the information on page 20 of the Registrant's Proxy Statement dated March 13, 1998 filed with the Commission pursuant to Rule 14a-6(b), concerning certain relationships and related transactions, which is herein incorporated by reference.

                                                              PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K
--------  ---------------------------------------------------------------
 (a)       Documents filed as a part of this report.

           1.       Financial Statements

                    Reference is made to Part II, Item 8, captioned "Financial Statements and Supplementary Data" (and accompanying index) which have been incorporated by reference from the Registrant's 1997 Annual Report to Shareholders for the year ended December 28, 1997.

           2.       Financial Statement Schedule

                            Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . .         19

                            Schedule
                            --------

                            II.  Valuation and Qualifying Accounts and Reserves . . . . . . . . .          20

                                      All other schedules are not applicable and have been omitted.

            3.      Exhibits and Index to Exhibits

         Exhibits filed with this Form 10-K:
         -----------------------------------
                     Exhibit No. Under
                        Item 601 of
                       Regulation S-K                                  Brief Description
                     -----------------                                 -----------------
                            3.1                   Registrant's Charter, as amended February 5, 1998
                                                  (restated in electronic format only for purpose of filing
                                                  with the Commission).

                            4.15                  Note Issuance Agreement dated September 30, 1997 among
                                                  Service Merchandise Company, Inc., H.J. Wilson Co., Inc.
                                                  and The Long-Term Credit Bank of Japan, Ltd.

                           10.8                   Agreement between Service Merchandise Company, Inc. and
                                                  James E. Poole dated February 11, 1998.

                           13                     Portions of Service Merchandise Company, Inc. 1997 Annual
                                                  Report to Shareholders for the fiscal year ended December
                                                  28, 1997.

                           21                     Subsidiaries of the Registrant.

                           23                     Independent Auditors' consent.

                           27                     Financial Data Schedule for the fiscal year ended December
                                                  28, 1997.

         Exhibits incorporated herein by reference:
         ------------------------------------------

                    Exhibit No. Under                                                                               Exhibit No. in
                       Item 601 of                                                                                  Document Where
                      Regulation S-K                                    Brief Description                          Originally Filed
                    -----------------                                   -----------------                          ----------------
                            3.2                   Registrant's By-Laws, as amended and restated as of                       3.2
                                                  April 19, 1989, which are incorporated herein by
                                                  reference from Registrant's Form 10-Q filed for the first
                                                  quarter ended March 31, 1989.

                            4.1                   Rights Agreement, dated February 2, 1998 which is                        99.2
                                                  incorporated herein by reference from Registrant's Form
                                                  8-K dated February 3, 1998.

                            4.2                   Note Purchase Agreement dated as of June 28, 1990                        4.2a
                                                  concerning the refinancing of $90 million of the Real
                                                  Estate Bridge Loan under Credit Agreement dated as
                                                  of July 24, 1989 among the Registrant, Various Banks
                                                  and Chemical Bank as Agent, which is incorporated
                                                  herein by reference from the Registrant's Form 10-Q
                                                  filed for the second quarter ended June 30, 1990.

                            4.3                   Trust Indenture dated as of June 28, 1990 concerning                     4.2b
                                                  the refinancing of $90 million of the Real Estate Bridge
                                                  Loan under the Credit Agreement dated as of July 24,
                                                  1989 among the Registrant, Various Banks and
                                                  Chemical Bank as Agent, which is incorporated herein
                                                  by reference from the Registrant's Form 10-Q filed for the second quarter ended June 30, 1990.

                            4.4                   Indenture, dated as of February 15, 1993, between the                    4.1
                                                  Registrant and First American National Bank, as
                                                  Trustee, regarding the Registrant's $300,000,000 of 9%
                                                  Senior Subordinated Debentures due 2004, which is
                                                  incorporated herein by reference from Form 8-K dated
                                                  February 17, 1993.

                            4.5                   First Supplemental Indenture, dated as of February                       4.2
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


                                                                                                                    Exhibit No. in
                                                                                                                    Document Where
                                                                       Brief Description                           Originally Filed
                                                                       -----------------                           ----------------


                            4.6                   Form of Debenture, regarding the Registrant's  $300,000,000              4.3
                                                  of 9% Senior Subordinated Debentures  due 2004, which is
                                                  incorporated herein by reference from Form 8-K dated
                                                  February 17, 1993.


                            4.7                   Form of Notes, regarding the Registrant's $100,000,000 of 8              4.3
                                                  3/8% Senior Notes due 2001, which is incorporated herein by reference from the Registrant's Form 8-K dated October 26,
                                                  1993.

                            4.8                   Conditional Loan Commitment dated as of September 9, 1996,               4.2
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

                            4.9                   Loan Agreement dated as of October 4, 1996 concerning the                4.2a
                                                  $75 million Real Estate Mortgage Financing among SMC-SPE-1,
                                                  Inc., and First Union National Bank of North Carolina which is incorporated herein by reference from the Registrant's
                                                  Form 10-Q filed for the third quarter ended September 29,
                                                  1996.

                            4.10                  Loan Agreement dated as of October 4, 1996 concerning the                4.2b
                                                  $75 million Real Estate Mortgage Financing among SMC-SPE-2,
                                                  Inc., and First Union National Bank of North Carolina which is incorporated herein by reference from the Registrant's
                                                  Form 10-Q filed for the third quarter ended September 29,
                                                  1996.

                            4.11                  First Amendment to Loan Agreement dated as of November 7,                4.19
                                                  1996 concerning the $75 million Real Estate Mortgage
                                                  Financing among SMC-SPE-2, Inc., and First Union National
                                                  Bank of North Carolina which is incorporated herein by
                                                  reference to the Registrant's Form 10-K for the fiscal year ended December 29, 1996.

                                                                                                                   Exhibit No. in
                                                                                                                   Document Where
                                                                       Brief Description                          Originally Filed
                                                                       -----------------                          ----------------
                            4.12                  Second Amendment to Loan Agreement dated as of December 20,              4.20
                                                  1996 concerning the $75 million Real Estate Mortgage
                                                  Financing among SMC-SPE-2, Inc., and First Union National
                                                  Bank of North Carolina which is incorporated herein by
                                                  reference to the Registrant's Form 10-K for the fiscal year ended December 29, 1996.

                            4.13                  Third Amendment to Loan Agreement dated as of January 16,                4.22
                                                  1997 concerning the $75 million Real Estate Mortgage
                                                  Financing among SMC-SPE-2, Inc., and First Union National
                                                  Bank of North Carolina which is incorporated herein by
                                                  reference to the Registrant's Form 10-K for the fiscal year ended December 29, 1996.

                            4.14                  Amended and Restated Credit Agreement dated as of                        4
                                                  September 10, 1997 among Service Merchandise
                                                  Company, Inc., Various Banks and The Chase Manhattan
                                                  Bank as Administrative and Collateral Agent and
                                                  Citibank as Documentation Agent which is incorporated
                                                  herein by reference from the Registrant's Form 10-Q for
                                                  the quarter ended September 28, 1997.

                            10.1                  Stock Option Pledge Agreement between Service Merchandise               10.2
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


          Executive Compensation Plans and Arrangements:


                            10.2                  Form of Indemnification Agreement between the Registrant              Exhibit A
                                                  and each of Messrs. Zimmerman, Witkin, Crane, Poole, Holt,
                                                  Moore, Roitenberg, Cusano, Mulet and Septer which is
                                                  incorporated herein by reference from the Registrant's
                                                  Proxy Statement dated April 19, 1989.

                            10.3                  Directors' Deferred Compensation Plan, which is                         10.1
                                                  incorporated herein by reference from the Registrant's Form
                                                  10-K for the fiscal year ended December 29, 1990.


                                                                                                                   Exhibit No. in
                                                                                                                   Document Where
                                                                      Brief Description                           Originally Filed
                                                                      -----------------                           ----------------
                            10.4                  Directors' Equity Plan which is incorporated herein by              Exhibit B
                                                  reference from the Registrant's Proxy Statement dated March
                                                  16, 1992.

                            10.5                  Key Executive Severance Plan Agreement for execution by                10
                                                  certain key executives in replacement of employment
                                                  contracts which is incorporated herein by reference from
                                                  the Registrant's Form 10-Q filed for the third quarter
                                                  ended October 2, 1994.

                            10.6                  Employment agreement dated November 2, 1994 regarding Gary             10.1
                                                  M. Witkin which is incorporated herein by reference from
                                                  the Registrant's Form 10-K for the fiscal year ended
                                                  January 1, 1995.

                            10.7                  Amended and Restated 1989 Employee Stock Incentive Plan                10.2
                                                  which is incorporated herein by reference from the
                                                  Registrant's Form 10-K for the fiscal year ended January 1,
                                                  1995.


 (b)   Reports on Form 8-K

       During the fiscal year ended December 28, 1997, the Company filed one report on Form 8-K dated July 21, 1997 announcing that the Company had signed a commitment letter with The Chase Manhattan Bank and Citicorp USA, Inc. to provide a five-year, $900 million bank facility to replace the Company's then existing bank lines.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SERVICE MERCHANDISE COMPANY, INC.




                                       By:   /s/ S. Cusano
                                             -------------
                                             S. Cusano
                                             Executive Vice President and
                                             Chief Financial Officer

March 27, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



 /s/ James E. Poole              /s/ Gary M. Witkin
-------------------              -------------------
James E. Poole                   Gary M. Witkin
Chairman of the Board            President, Chief Executive Officer
March 27, 1998                   and Director
                                 (Principal Executive Officer)
                                 March 27, 1998



 /s/ Richard P. Crane, Jr.       /s/ Charles V. Moore          /s/ Raymond Zimmerman      /s/ R. Maynard Holt
--------------------------       --------------------          -----------------------    -------------------
Richard P. Crane, Jr.            Charles V. Moore              Raymond Zimmerman          R. Maynard Holt
Director                         Director                      Director                   Director
March 27, 1998                   March 27, 1998                March 27, 1998             March 27, 1998




/s/ Harold Roitenberg            /s/ S. Cusano
---------------------            -------------
Harold Roitenberg                S. Cusano, Executive Vice President and Chief Financial Officer
Director                         (Principal Financial Officer)
March 27, 1998                   (Principal Accounting Officer)
                                 March 27, 1998


INDEPENDENT AUDITORS' REPORT




Board of Directors and Shareholders
Service Merchandise Company, Inc.
Brentwood, Tennessee

We have audited the consolidated financial statements of Service Merchandise Company, Inc. and subsidiaries as of December 28, 1997 and December 29, 1996, and for each of the three years in the period ended December 28, 1997, and have issued our report thereon dated February 6, 1998; such consolidated financial statements and report are included in your 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Service Merchandise Company, Inc., listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/  Deloitte & Touche LLP
--------------------------
DELOITTE & TOUCHE LLP

Nashville, Tennessee
February 6, 1998

                                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                                          (IN THOUSANDS)



------------------------------------------------------------------------------------------------------------------------------
                COL. A                        COL. B                   COL. C                      COL. D           COL. E
------------------------------------------------------------------------------------------------------------------------------

                                                                      ADDITIONS

                                                                (1)              (2)
                                              Balance         Charged to     Charged to                            Balance
                                           at Beginning       Costs and    Other Accounts        Deductions       at End of
             DESCRIPTION                     of Period         Expenses      (Describe)        (Describe) (B)       Period
------------------------------------------------------------------------------------------------------------------------------

Year ended December  28, 1997    (A)            $4,593         $4,388                -            ($5,525)          $3,456

Year ended December  29, 1996    (A)            $2,763         $2,183                -              ($353)          $4,593

Year ended December  31, 1995    (A)            $3,217          ($207)               -              ($247)          $2,763







 (A)  The amounts represent transactions for Accounts Receivable Allowance for Doubtful Accounts.

 (B)  The Allowance for Doubtful Accounts was reduced for accounts written-off against the reserve.