Form 10-Q
period 1998-03-29
SERVICE MERCHANDISE CO INC
filed 1998-05-13
CIK 89107

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 1998

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

             As of April 26, 1998, there were 100,364,902 shares of Service Merchandise Company, Inc. common stock outstanding.


                               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES

                                                 TABLE OF CONTENTS
                                                                                             Page No.
PART I - FINANCIAL INFORMATION

        Consolidated Statements of Operations (Unaudited) - First Quarter Ended March
        29, 1998 and March 30, 1997 . . . . . . . . . . . . . . . . . . . . . . . .             3


        Consolidated Balance Sheets - March 29, 1998 (Unaudited), March 30, 1997
        (Unaudited) and December 28, 1997 . . . . . . . . . . . . . . . . . . . . .             4


        Consolidated Statements of Cash Flows (Unaudited) - First Quarter Ended March
        29, 1998 and March 30, 1997. . . . . . . . . . . . . . . . . . . . . . . .              5


        Notes to Consolidated Financial Statements (Unaudited) . . . . . . . . . .             6-9


        Management's Discussion and Analysis of Financial Condition and Results of
        Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           10-15



PART II - OTHER INFORMATION

        Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16


        Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16-17


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18













               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)
                      (In thousands, except per share data)


                                                                                         First Quarter Ended
                                                                                     ----------------------------

                                                                                       March 29,     March 30,
                                                                                     ----------------------------

                                                                                         1998          1997
                                                                                     ----------------------------
Net sales
     Operations excluding closing facilities and remerchandising activities             $ 592,093      $ 612,660
     Closing facilities and remerchandising activities                                      2,089         73,740
                                                                                     ----------------------------
                                                                                          594,182        686,400

Costs and expenses:
  Cost of merchandise sold and buying and occupancy expenses
     Operations excluding closing facilities and remerchandising activities               448,193        470,981
     Closing facilities and remerchandising activities                                      2,888         60,659
                                                                                     ----------------------------
                                                                                          451,081        531,640

  Gross margin after cost of merchandise sold and buying and occupancy expenses
     Operations excluding closing facilities and remerchandising activities               143,900        141,679
     Closing facilities and remerchandising activities                                       (799)        13,081
                                                                                     ----------------------------
                                                                                          143,101        154,760

  Selling, general and administrative expenses
     Operations excluding closing facilities and remerchandising activities               147,160        150,982
     Closing facilities and remerchandising activities                                        476         13,468
                                                                                     ----------------------------
                                                                                          147,636        164,450

  Restructuring charge                                                                          -        129,510

  Depreciation and amortization
     Operations excluding closing facilities and remerchandising activities                14,435         13,485
     Closing facilities and remerchandising activities                                          -          1,327
                                                                                     ----------------------------
                                                                                           14,435         14,812

Loss before interest and income taxes                                                     (18,970)      (154,012)

  Interest expense-debt                                                                    17,827         15,547
  Interest expense-capitalized leases                                                       1,764          1,989
                                                                                     ----------------------------

Loss before income taxes                                                                  (38,561)      (171,548)
Income taxes benefit                                                                      (14,460)       (64,331)
                                                                                     ----------------------------
Net loss                                                                                $ (24,101)    $ (107,217)
                                                                                     ============================


Weighted average common shares - basic and diluted                                         99,702         99,259
                                                                                     ============================


Per common share:
Net loss - basic and diluted                                                            $ (0.24)      $ (1.08)
                                                                                     ============================

See Notes to Consolidated Financial Statements.

                                       -3-

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      (In thousands, except per share data)
                                                                              (Unaudited)
                                                                      ----------------------------
                                                                         March 29,    March 30,   December 28,
                                                                           1998          1997       1997 (1)

                                                                      -----------------------------------------
ASSETS

Current Assets:
  Cash and cash equivalents                                                  $71,530      $44,218      $364,169
  Accounts receivable, net of allowance of
    $2,712, $3,409 and $3,456, respectively                                   47,133       45,592        43,130
  Income taxes                                                                17,783       50,912             -
  Inventories                                                                935,626    1,078,051       929,818
  Prepaid expenses and other assets                                           18,002       21,221        25,276
  Deferred income taxes                                                       22,478            -        22,478
                                                                       -----------------------------------------

    TOTAL CURRENT ASSETS                                                   1,112,552    1,239,994     1,384,871

Property and equipment:
  Owned assets, net of accumulated depreciation of
    $529,498, $540,681 and $517,629, respectively                            480,965      522,975       490,345
  Capitalized leases, net of accumulated amortization of
    $72,854, $79,778 and $76,735, respectively                                31,575       36,481        33,289
Other assets and deferred charges                                             53,598       25,814        42,956
                                                                       -----------------------------------------

    TOTAL ASSETS                                                          $1,678,690   $1,825,264    $1,951,461
                                                                       =========================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable to banks                                                    $      -     $101,000      $      -
  Accounts payable                                                           308,820      404,081       482,235
  Accrued expenses                                                           173,067      166,262       214,451
  State and local sales taxes                                                 22,282       25,177        48,331
  Accrued restructuring costs - current                                       18,474       27,066        21,178
  Current maturities of long-term debt                                        23,807        7,116        23,723
  Current maturities of capitalized lease obligations                          8,572        7,445         8,452
  Deferred income taxes                                                            -        7,437             -
                                                                       -----------------------------------------

    TOTAL CURRENT LIABILITIES                                                555,022      745,584       798,370

Accrued restructuring costs                                                   54,455       67,301        55,064
Long-term debt                                                               708,836      628,331       711,512
Capitalized lease obligations                                                 47,847       56,034        50,010
Deferred income taxes                                                              -        7,922             -
                                                                       -----------------------------------------

    TOTAL LIABILITIES                                                      1,366,160    1,505,172     1,614,956
                                                                       -----------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value, authorized 4,600 shares,
    undesignated as to rate and other rights, none issued
  Series A Junior Preferred Stock, $1 par value, authorized
    1,100 shares, none issued
  Common stock, $.50 par value, authorized 500,000 shares, issued
    and outstanding 100,366, 99,758 and 100,376 shares, respectively         50,183       49,879        50,188
  Additional paid-in capital                                                   7,873        5,653         7,908
  Deferred compensation                                                       (2,621)      (1,019)       (2,787)
  Retained earnings                                                          257,095      265,579       281,196
                                                                       -----------------------------------------

    TOTAL SHAREHOLDERS' EQUITY                                               312,530      320,092       336,505
                                                                       -----------------------------------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $1,678,690   $1,825,264    $1,951,461
                                                                       =========================================

(1)  Derived from fiscal year ended December 28, 1997 audited consolidated financial statements.

See Notes to Consolidated Financial Statements.

                                       -4-

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)



                                                                                First Quarter Ended
                                                                              ------------------------
                                                                               March 29,   March 30,
                                                                              ------------------------
                                                                                  1998        1997
                                                                              ------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                   $ (24,101) $ (107,217)
     Adjustments to reconcile net loss to net
      cash used by operating activities:
         Depreciation and amortization                                             15,848      15,645
         Gain on sale of property and equipment                                    (1,764)     (2,511)
         Write down of property and equipment due to restructuring                      -      32,915
         Changes in assets and liabilities (net of disposition):
           Accounts receivable - net                                               (4,003)     15,862
           Inventories                                                             (5,808)    (25,082)
           Prepaid expenses                                                         5,181      (5,761)
           Accounts payable                                                      (173,415)   (235,806)
           Accrued expenses and state and local taxes                             (67,433)    (83,049)
           Accrued restructuring costs                                             (3,313)     94,367
           Income taxes                                                           (17,783)    (84,810)
                                                                              ------------------------

       NET CASH USED BY OPERATING ACTIVITIES                                     (276,591)   (385,447)
                                                                              ------------------------


 CASH FLOWS FROM INVESTING ACTIVITIES:
           Additions to property and equipment - owned                             (4,912)     (4,388)
           Proceeds from sale of property and equipment                             4,765       3,626
           Other assets, net                                                      (10,884)     (3,472)
                                                                              ------------------------

       NET CASH USED BY INVESTING ACTIVITIES                                      (11,031)     (4,234)
                                                                              ------------------------


 CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds from short-term borrowings                                          -     101,000
           Proceeds from long-term debt                                                 -       6,560
           Repayment of long-term debt                                             (2,592)     (1,583)
           Repayment of capitalized lease obligations                              (2,021)     (1,945)
           Debt issuance costs                                                       (362)       (108)
           Exercise of stock options (forfeiture of restricted stock), net            (42)        (18)
                                                                              ------------------------

       NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                            (5,017)    103,906
                                                                              ------------------------

 NET DECREASE - CASH AND CASH EQUIVALENTS                                        (292,639)   (285,775)

 CASH AND CASH EQUIVALENTS - BEG. OF PERIOD                                       364,169     329,993
                                                                              ------------------------

 CASH AND CASH EQUIVALENTS - END OF PERIOD                                       $ 71,530    $ 44,218
                                                                              ========================



See Notes to Consolidated Financial Statements.

                                      -5-

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A. The consolidated financial statements, except for the consolidated balance sheet as of December 28, 1997, have been prepared by the Company without audit.

     In management's opinion, the information and amounts furnished in this report reflect all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of the consolidated financial position and consolidated results of operations for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current year's presentation. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997.

     The Company has historically incurred a net loss for the first three quarters of the year due to the seasonality of its business. The results of operations for the quarters ended March 29, 1998 and March 30, 1997 are not necessarily indicative of the operating results for an entire fiscal year.

B. The Company's income statement presentation changed beginning with the second quarter of 1997. This change was made to disclose the financial statement impact of the inventory liquidations associated with the closing facilities and remerchandising activities. The line item "Closing facilities and remerchandising activities" represents activity specifically identifiable to inventory liquidations conducted in conjunction with (1) the Company's Restructuring Plan announced in the first quarter of 1997 and
     (2) exiting the computer, infant and pet supply categories and certain components of the wireless communication and sporting goods categories as part of a remerchandising program. As of March 29, 1998, 48 stores, one distribution center and the aforementioned merchandise categories have completed the process of liquidation. All activity for these items is classified in "Closing facilities and remerchandising activities." Prior year amounts reflect operating results for these same facilities and merchandise classifications. Selling, general and administrative expenses for closing facilities and remerchandising activities does not include any allocation of corporate overhead.

C. On March 25, 1997, the Company adopted a business restructuring plan to close 60 underperforming stores and one distribution center. As a result, a pre-tax charge of $129.5 million for restructuring costs was taken in the first quarter of 1997. The components of the restructuring charge and an analysis of the amounts charged against the accrual through March 29, 1998 are outlined in the following table:

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (continued)


                                                                            Activity to Date
                                                           ---------------- ----------------- --------------
                                                                                                                     Accrued
                                            Original                                                           Restructuring Costs
                                             Charge        Restructuring         Asset          Change In             as of
         (In thousands)                     Recorded         Costs Paid       Write-downs       Estimate         March 29, 1998
                                         ---------------- ----------------- ----------------- -------------- -----------------------
         Lease termination and other
           real estate costs               $  83,225        $ (16,032)       $       -          $  3,098               $  70,291

         Property and equipment
           write-downs                        32,915                 -         (32,915)                -                       -
         Employee severance                    4,869           (3,562)               -              (869)                    438

         Other exit costs                      8,501           (4,072)               -            (2,229)                  2,200

                                         ---------------- ----------------- ----------------- -------------- -----------------------
            Total                          $ 129,510        $ (23,666)       $ (32,915)         $      -                  72,929
                                         ================ ================= ================= ==============
            Less: Current portion                                                                                        (18,474)
                                                                                                             -----------------------
                                                                                                                       $  54,455
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

     After taking into account the above property and equipment write-downs, the Company's carrying value of the property and equipment associated with the closures is approximately $12.2 million as of March 29, 1998. Of this amount, assets with a carrying value of $11.1 million are classified as available for sale. The remaining $1.1 million represents the estimated net realizable value of property and equipment of the remaining stores planned for closure. Assets available for sale totaling $6.4 million are classified as current assets and are included with Prepaid Expenses and Other Assets. The remaining $4.7 million of assets available for sale are considered non-current assets and are included in Other Assets and Deferred Charges. Management anticipates selling substantially all owned property and equipment associated with the restructuring plan.

     Changes in estimates are representative of management's assessments as of March 29, 1998, that based on actual experience to date, certain charges will be higher than originally estimated while others will be less than originally estimated. Due to unfavorable sublease and termination experience for stores closed to date, the Company increased the estimate for lease termination and other real estate costs. These unfavorable results have been offset by favorable experience in employee severance and other exit costs for stores closed to date.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (continued)

     The employee severance provision was recorded for the planned termination of approximately 4,100 employees, consisting primarily of store personnel. Management was able to place a significant number of store employees displaced by the store closures at other stores. As a result, management estimates that a total of 3,500 employees will have been terminated at the completion of the restructuring plan. As of March 29, 1998, approximately 3,000 employees have been terminated with respect to the restructuring plan. Other exit costs consist principally of professional fees and miscellaneous costs associated with closing the stores and distribution center.

     In the first quarter of 1998, four additional stores were closed bringing the total number of closed stores to 48. The remaining 12 stores are expected  to be closed  as the  disposition  of real  estate  holdings  are negotiated. Reduced margins and changes in selling, general and administrative expenses are reflected in the Company's operating results as inventory associated with the closing stores is liquidated.

     Net sales associated with the planned 60 closing stores exclusive of remerchandising activities were approximately $13.7 million and $68.6 million for the quarter ended March 29, 1998 and March 30, 1997, respectively. The pre-tax operating losses associated with the closing stores, excluding corporate allocations, were approximately ($5.7) million and ($3.3) million for the quarter ended March 29, 1998 and March 30, 1997, respectively. Net sales associated with the planned 60 closing stores exclusive of remerchandising activities were approximately $246.1 million and $391.0 million for fiscal 1997 and 1996, respectively. The pre-tax operating income (loss) associated with the planned 60 closing stores, excluding corporate allocations, was approximately ($41.4) million and $2.0 million for fiscal 1997 and 1996, respectively.

D. The first quarter ended March 29, 1998 contained 91 selling days versus the first quarter ended March 30, 1997 which contained 90 selling days.

E. Basic net earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the year. Diluted net earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the year plus incremental shares that would have been outstanding upon the assumed vesting of dilutive restricted stock and the assumed exercise of dilutive stock options.

F. Cash payments for interest for the three periods ended March 29, 1998 and March 30, 1997 were $12.7 million and $13.4 million, respectively. Cash payments for income taxes for the three periods ended March 29, 1998 and March 30, 1997 were $0.1 million and $19.9 million, respectively. The decrease of $19.8 million was due primarily to the Company's loss before income taxes of $(142.3) million in fiscal 1997 compared to earnings before income taxes of $62.9 million in fiscal 1996. Outstanding checks of $39.6 million, $15.1 million and $73.2 million as of March 29, 1998, March 30, 1997 and December 28, 1997, respectively, have been reclassified to Accounts Payable. Restricted cash of $12.1 million is classified in Other Assets and Deferred Charges as of March 29, 1998.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (continued)

G. The Company has available a five-year, $900 million, fully-committed, asset-based credit facility ("Amended and Restated Credit Facility"). The Amended and Restated Credit Facility includes $200 million in term loans and up to a maximum of $700 million in revolving loans including a $175 million sub-facility for letters of credit. The Amended and Restated Credit Facility matures on September 10, 2002. Interest rates on the Amended and Restated Credit Facility are subject to change based on a financial performance-based grid and cannot exceed a rate of LIBOR + 2.25% on revolving loans and LIBOR + 2.50% on the term loan. As of March 29, 1998, the term loan carried a rate of LIBOR + 2.25%. There is a commitment fee of 3/8% on the undrawn portion of the revolving loans. There were no revolving loans outstanding under the Amended and Restated Credit Facility as of March 29, 1998. Short-term borrowings related to the Reducing Revolving Credit Facility were $101.0 million as of March 30, 1997.

     The Amended and Restated Credit Facility is secured by all material unencumbered assets of the Company and its subsidiaries, including inventory but excluding previously mortgaged property and leasehold interests. These security interests will automatically terminate when the Company's senior debt (or implied senior debt) achieves investment grade credit rating or the Company meets certain operating performance targets.

     Borrowings under the Amended and Restated Credit Facility are limited based on (1) a borrowing base formula which considers eligible inventories, eligible accounts receivable and mortgage values on eligible real properties and (2) limitations contained in the Company's public senior subordinated debt indenture. Approximately $366.2 million of borrowings were unused and available under the Amended and Restated Credit Facility as of March 29, 1998.

H. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." These pronouncements will be effective for financial statements beginning after December 15, 1997. In March 1998, the FASB issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This pronouncement will be effective for financial statements beginning after December 15, 1998. The Company anticipates that the adoption of these Statements will not have a material impact on its operating results or financial position.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report includes, and other reports and statements issued on behalf of the Company may include, certain forward-looking information that is based upon management's beliefs as well as on assumptions made by and data currently available to management. This information, which has been, or in the future may be, included in reliance on the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, is subject to a number of risks and uncertainties, including but not limited to the factors identified in the Company's Form 10-K for the fiscal year ended December 28, 1997 filed with the Securities and Exchange Commission. Actual results may differ materially from those anticipated in such forward-looking statements. The Company undertakes no obligation to update or revise any such forward-looking statements to reflect subsequent events or circumstances.

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

FIRST QUARTER ENDED MARCH 29, 1998 VS. FIRST QUARTER ENDED
MARCH 30, 1997

Net sales for the Company were $594.2 million for the first quarter of 1998 compared to $686.4 million for the first quarter of 1997. The $92.2 million decrease reflects the $71.6 million loss in sales associated with closed facilities and a 5.6% decrease in comp store sales.

Net sales from operations excluding closing facilities and remerchandising activities for the first quarter of 1998 were $592.1 million versus $612.7 million for the same period in 1997. This represents a net sales decrease of $20.6 million, or 3.4%, with comp store sales (adjusted for the Easter shift from first quarter 1997 to second quarter 1998) decreasing 5.6%. Jewelry comp sales were flat while hardline comp sales were down 7.5%. Positive comp sales in home furnishings and appliances partially offset lower sales in electronics, kids, fitness and personal care merchandise categories. The overall comp sales decline has been affected by the shift to higher margin merchandise, negatively impacting sales but generating higher gross margin rates.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net sales from closing facilities and remerchandising activities were $2.1 million for the first quarter of 1998 as compared to $73.7 million for the same period last year. During the first quarter of 1998, the Company closed 4 underperforming stores.

GROSS MARGIN

Gross margin, after buying and occupancy expenses, for the Company for the first quarter was $143.1 million, or 24.1% of net sales compared to $154.8 million, or 22.5% of net sales for the same period last year. The improved gross margin rate reflects the Company's focus on higher margin categories and a shift in sales mix towards jewelry. The decline in gross margin dollars reflects the closure of 48 underperforming stores.

Gross margin, after buying and occupancy expenses, excluding closing facilities and remerchandising activities, for the first quarter was $143.9 million, or 24.3% of net sales compared to $141.7 million, or 23.1% of net sales for the prior year quarter.

Gross margin, after buying and occupancy expenses, from closing facilities and remerchandising activities was ($0.8) million, or (38.2%) of sales from closing facilities and remerchandising activities for the first quarter of 1998 compared to $13.1 million, or 17.7% of sales from closing facilities and remerchandising activities for the prior year quarter. The decline in gross margin dollars reflects the closure of 48 underperforming stores.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the first quarter of 1998 were $147.6 million, or 24.8% of net sales, versus $164.5 million, or 24.0% of net sales for the first quarter of 1997. The $16.9 million reduction is primarily attributable to a decrease in expenses from closing facilities and remerchandising activities and income contributed from the Company's new private label credit card program. The increase as a percentage of net sales was attributable to lower net sales.

Selling, general and administrative expenses excluding closing facilities and remerchandising activities, decreased $3.8 million to $147.2 million, or 24.9% of net sales, as compared to $151.0 million, or 24.6% of net sales, for the same period last year. The decrease in selling, general and administrative dollars is primarily attributable to income contributed from the Company's new private label credit card program. Income recognized from this program is recorded as a reduction to selling, general and administrative expenses.

Selling, general and administrative expenses of closing facilities and remerchandising activities were $0.5 million, or 22.8% of sales from closing facilities and remerchandising activities for the first quarter of 1998 compared to $13.5 million, or 18.3% of sales from closing facilities and remerchandising activities for the prior year quarter. This decrease in dollars reflects the closure of 48 underperforming stores.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

INTEREST EXPENSE

Interest expense for the first quarter of 1998 was $19.6 million as compared to $17.5 million for the first quarter of 1997. The increase in interest expense reflects the addition of the term loan offset somewhat by lower average borrowings against the Company's Amended and Restated Credit Facility.

INCOME TAXES

The Company recognized an income tax benefit of $14.5 million and $64.3 million for the first quarter ended March 29, 1998 and March 30, 1997, respectively. The decrease in the benefit is primarily due to the $129.5 million restructuring charge recorded in the first quarter of 1997. The effective tax rate for the quarters ended March 29, 1998 and March 30, 1997 was 37.5%. For the fiscal year ended December 28, 1997, the effective income tax rate was 37.5%.

RESTRUCTURING CHARGE, STORE LIQUIDATION AND REMERCHANDISING PROGRAM

On March 25, 1997, the Company adopted a business restructuring plan to close 60 underperforming stores and one distribution center. As a result, a pre-tax charge of $129.5 million for restructuring costs was taken in the first quarter of 1997. The components of the restructuring charge and an analysis of the amounts charged against the accrual through March 29, 1998 are outlined in the following table:

                                                                     Activity to Date
                                                    ---------------- ----------------- --------------
                                                                                                               Accrued
                                      Original                                                           Restructuring Costs
                                       Charge        Restructuring        Asset          Change In              as of
(In thousands)                        Recorded        Costs Paid       Write-downs       Estimate          March 29, 1998
                                  ----------------- ---------------- ----------------- -------------- ------------------------
Lease termination and other
  real estate costs                   $ 83,225         $ (16,032)      $       -       $     3,098               $  70,291

Property and equipment
  write-downs                           32,915                 -         (32,915)                -                       -
Employee severance                       4,869            (3,562)              -              (869)                    438

Other exit costs                         8,501            (4,072)              -            (2,229)                  2,200

                                  ----------------- ---------------- ----------------- -------------- ------------------------
   Total                             $ 129,510         $ (23,666)      $ (32,915)       $        -                  72,929
                                  ================= ================ ================= ==============
   Less: Current portion                                                                                           (18,474)
                                                                                                          --------------------
                                                                                                                 $  54,455
                                                                                                          ====================

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Changes in estimates are representative of management's assessments as of March 29, 1998, that based on actual experience to date, certain charges will be higher than originally estimated while others will be less than originally estimated. Due to unfavorable sublease and termination experience for stores closed to date, the Company increased the estimate for lease termination and other real estate costs. These unfavorable results have been offset by favorable experience in employee severance and other exit costs for stores closed to date.

The restructuring plan was based on an analysis of individual store performance based on cash flow return on committed capital, fit within marketing demographic profiles and strategic geographic positioning. After the effect of charges and costs related specifically to the closings, the immediate ongoing impact of the closings on net income will be immaterial because the stores planned to be closed were near break-even contributors.

In the second quarter of 1997, management began the process of closing 44 of the 60 stores and the distribution center. These 44 stores and the distribution center were closed by the end of July 1997. During January 1998, an additional four stores were closed. The remaining targeted facilities will be closed as the disposition of real estate holdings are negotiated. Reduced margins and changes in selling, general and administrative expenses are reflected in the Company's operating results as inventory associated with the closing stores is liquidated.

During the second quarter of 1997, the Company also began implementing certain remerchandising strategies, including the exit of the low margin computer business and certain components of the wireless communication business. Additional remerchandising decisions were executed in the first quarter of 1998 with the exit of infant and pet supply categories and certain components of the sporting goods business.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased to $557.5 million at the end of the first quarter of 1998 from $494.4 million at March 30, 1997, an increase of $63.1 million or 12.8%. There were no short-term borrowings outstanding ($366.2 million available for borrowing) at March 29, 1998 compared to $101.0 million outstanding ($402.6 million available for borrowing) at March 30, 1997. The increase in working capital is due primarily to a $113.8 million shift from short-term to long-term borrowings under the Company's Amended and Restated Credit Facility. The shift to long-term borrowings is the net effect of the addition of a $200 million term loan as a part of the Amended and Restated Credit Facility partially offset by the retirement of $86.2 million of Senior Notes Due 2001 in the third quarter of 1997. Inventory balances at the end of the first quarter of 1998 decreased by $142.4 million primarily due to inventory liquidations related to the store closures and reduced purchasing levels. Accounts payable decreased by $95.3 million to $308.8 million compared to the first quarter of 1997 due to decreased purchase volumes and reduced terms due to changes in merchandise mix. Current maturities of long-term debt increased $16.7 million to reflect the first installment payment on the Company's First Mortgage Secured Notes which is due on June 30, 1998.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Working capital requirements fluctuate significantly during the year due to the seasonal nature of the jewelry, gift and home business. These requirements are financed through a combination of internally generated cash flow from operating activities, short-term seasonal borrowings and long-term financing. The current ratio at March 29, 1998 and March 30, 1997 was 2.0:1 and 1.7:1, respectively.

The Company has available a five-year, $900 million, fully-committed, asset-based credit facility ("Amended and Restated Credit Facility"). The Amended and Restated Credit Facility includes $200 million in term loans and up to a maximum of $700 million in revolving loans including a $175 million sub-facility for letters of credit. The Amended and Restated Credit Facility matures on September 10, 2002. Interest rates on the Amended and Restated Credit Facility are subject to change based on a financial performance-based grid and cannot exceed a rate of LIBOR + 2.25% on revolving loans and LIBOR + 2.50% on the term loan. As of March 29, 1998, the term loan carried a rate of LIBOR + 2.25%. There is a commitment fee of 3/8% on the undrawn portion of the revolving loans.

The Amended and Restated Credit Facility is secured by all material unencumbered assets of the Company and its subsidiaries, including inventory but excluding previously mortgaged property and leasehold interests. These security interests will automatically terminate when the Company's senior debt (or implied senior debt) achieves investment grade credit rating or the Company meets certain operating performance targets.

Borrowings  under the Amended and Restated  Credit Facility are limited based on
(1) a borrowing base formula which considers eligible inventories, eligible accounts receivable and mortgage values on eligible real properties and (2) limitations contained in the Company's public senior subordinated debt indenture.

Total long-term debt, including current maturities and capitalized leases, increased to $789.1 million at March 29, 1998 from $698.9 million at March 30, 1997. The increase in total long-term debt was primarily attributable to the $113.8 million shift from short-term to long-term borrowings under the Company's Amended and Restated Credit Facility slightly offset by the early extinguishment of $8.9 million in mortgages and scheduled payments on capitalized leases, mortgages and Industrial Revenue Bonds.

Additions to owned property and equipment were $4.9 million for the first quarter ended March 29, 1998 compared to $4.4 million for the same period last year. The Company operated 357 stores as of March 29, 1998, a net increase of 5 stores from March 30, 1997 (excluding the closing of 48 stores as part of the Company's restructuring plan). The Company expects to incur capital expenditures of approximately $50 million during fiscal 1998 and plans to fund these expenditures through a combination of cash flows from operations, borrowings under the Amended and Restated Credit Facility and potential future financings. Additionally, the Company has allocated $12.1 million of restricted cash to fund its new credit card program as of March 29, 1998.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." These pronouncements will be effective for financial statements beginning after December 15, 1997. In March 1998, the FASB issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This pronouncement will be effective for financial statements beginning after December 15, 1998. The Company anticipates that the adoption of these Statements will not have a material impact on its operating results or financial position.

YEAR 2000 COMPLIANCE

Management has initiated an organization-wide program to prepare the Company's computer systems and applications for the year 2000. Replacement, conversion, and testing of hardware and system applications are expected to cost approximately $2.5 million to $3.0 million over the next two years. The Company expects its Year 2000 Program to be completed on a timely basis. However, if the program is not completed on a timely basis, there may be a material effect on the operations or financial results of the Company. The Company has also begun contacting its primary processing vendors to determine if they have developed plans to address processing of transactions in the year 2000. However, there can be no assurance that the systems of other entities on which the Company relies will be converted in a timely manner or that any such failure to convert by another entity would not have a material effect on the operations or financial results of the Company.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        Not applicable.

Item 2. Changes in Securities and Use of Proceeds

        On February 3, 1998, a Series A Junior Preferred Stock Purchase Right (a "Right") was issued for each outstanding share of the Company's common stock. Each Right, subject to the terms of the Rights Agreement between the Company and Harris Trust and Savings Bank, as Rights Agent, entitles the registered holder to purchase from the Company one one-hundredth of a share (a "Unit") of Series A Junior Preferred Stock, par value $1.00 per share (the "Preferred Stock"), at a Purchase Price of $10.00 per Unit, subject to adjustment. The Rights are not exercisable until the Distribution Date (as defined in the Rights Agreement) and will expire at the close of business on the tenth anniversary of the Rights Agreement unless earlier redeemed by the Company. In connection with the execution of the Rights Agreement, the Company amended its Charter to authorize the issuance of 1,100,000 shares of the Preferred Stock, none of which is currently outstanding.

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5. Other Information

        Not applicable.


Item 6. Exhibits and Reports on Form 8-K

        6(a) Exhibits filed with this Form 10-Q

        Exhibit No. Under Items
        601 of Regulation S-K                 Brief Description
        -----------------------               -----------------
                 27.1 Financial Data Schedule for the First Quarter Ended March 29, 1998.

                 27.2 Financial Data Schedule for the First Quarter Ended March 30, 1997.

        6(b) Reports on Form 8-K

        As reported on Form 8-K dated February 3, 1998, the Company declared a distribution of rights pursuant to the Rights Agreement dated February 3, 1998, between the Company and Harris Trust and Savings Bank.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                             SERVICE MERCHANDISE
                                                             COMPANY, INC.




     Date:   May 12, 1998                           /s/  Gary M. Witkin
                                                  ------------------------
                                                    Gary M. Witkin
                                                    President
                                                    (Chief Executive Officer)




     Date:   May 12, 1998                           /s/  S. Cusano
                                                    ------------------------
                                                    S. Cusano
                                                    Executive Vice President and
                                                    Chief Financial Officer
                                                    (Chief Financial Officer)
                                                    (Chief Accounting Officer)