Form 10-Q
period 1998-06-28
SERVICE MERCHANDISE CO INC
filed 1998-08-12
CIK 89107

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to
                               -----    -----
Commission File No. 1-9223

                        SERVICE MERCHANDISE COMPANY, INC.
             (Exact name of registrant as specified in its charter)

                  TENNESSEE                              62-0816060
        (State or other Jurisdiction of               (I.R.S. Employer
        incorporation or organization)               Identification No.)
                         P. O. Box 24600, Nashville, TN
                                   37202-4600
                                (Mailing Address)
                  7100 Service Merchandise Drive, Brentwood, TN
                    (Address of principal executive offices)
                                      37027
                                   (Zip code)
                                 (615) 660-6000
               (Registrant's telephone number including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---
Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.

              As of July 26, 1998, there were 100,364,902 shares of Service Merchandise Company, Inc. common stock outstanding.

                                SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES


                                                 TABLE OF CONTENTS
                                                                                            Page No.
PART I - FINANCIAL INFORMATION

        Consolidated Statements of Operations (Unaudited) - Three
        and Six Periods Ended June 28, 1998 and June 29, 1997 . . . . .                         3


        Consolidated Balance Sheets - June 28, 1998 (Unaudited),
        June 29, 1997 (Unaudited) and December 28, 1997  . . . . . . . .                        4


        Consolidated Statements of Cash Flows (Unaudited) - Six
        Periods Ended June 28, 1998 and June 29, 1997  . . . . . . . . .                        5


        Notes to Consolidated Financial Statements (Unaudited) . . . . .                       6-9


        Management's Discussion and Analysis of Financial Condition
        and Results of Operations . . . . . . . . . . . . . . . . . . .                       10-17



PART II - OTHER INFORMATION

        Other Information . . . . . . . . . . . . . . . . . . . . . . .                        18

        Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       19

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       20










                                                        -2-

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)
                      (In thousands, except per share data)


                                                                                 Three Periods Ended           Six Periods Ended
                                                                             -------------------------   ---------------------------

                                                                               June 28       June 29       June 28         June 29
                                                                             ----------    -----------   -----------    ------------

                                                                               1998           1997          1998           1997
                                                                             ----------    -----------   -----------    ------------
Net sales
     Operations excluding closing facilities and remerchandising activities   $681,645       $747,379    $1,269,449      $1,355,214
     Closing facilities and remerchandising activities                           3,467        129,982         9,845         208,547
                                                                             ----------    -----------   -----------    ------------
                                                                               685,112        877,361     1,279,294       1,563,761

Costs and expenses:
  Cost of merchandise sold and buying and occupancy expenses
     Operations excluding closing facilities and remerchandising activities    512,495        559,552       957,332       1,026,659
     Closing facilities and remerchandising activities                           9,053        134,741        15,297         199,274
                                                                             ----------    -----------   -----------    ------------
                                                                               521,548        694,293       972,629       1,225,933
Gross margin after cost of merchandise sold and buying and occupancy expenses
     Operations excluding closing facilities and remerchandising activities    169,150        187,827       312,117         328,555
     Closing facilities and remerchandising activities                          (5,586)        (4,759)       (5,452)          9,273
                                                                             ----------    -----------   -----------    ------------
                                                                               163,564        183,068       306,665         337,828

  Selling, general and administrative expenses
     Operations excluding closing facilities and remerchandising activities    139,119        154,797       285,256         304,769
     Closing facilities and remerchandising activities                             801         21,996         2,300          36,474
                                                                             ----------    -----------   -----------    ------------
                                                                               139,920        176,793       287,556         341,243

  Restructuring charge                                                               -              -             -         129,510

  Depreciation and amortization
     Operations excluding closing facilities and remerchandising activities     14,258         14,237        28,606          27,631
     Closing facilities and remerchandising activities                               -          1,407            87           2,825
                                                                             ----------    -----------   -----------    ------------
                                                                                14,258         15,644        28,693          30,456

Earnings (loss) before interest and income taxes                                 9,386         (9,369)       (9,584)       (163,381)

  Interest expense-debt                                                         17,817         16,544        35,643          32,091
  Interest expense-capitalized leases                                            1,708          2,161         3,473           4,150
                                                                             ----------    -----------   -----------    ------------

Loss before income taxes                                                       (10,139)       (28,074)      (48,700)       (199,622)
Income taxes benefit                                                            (3,802)       (10,527)      (18,262)        (74,858)
                                                                             ==========    ===========   ===========    ============
Net loss                                                                       ($6,337)      ($17,547)     ($30,438)      ($124,764)
                                                                             ==========    ===========   ===========    ============


Weighted average common shares - basic and diluted                              99,701         99,296        99,702          99,279
                                                                             ==========    ===========   ===========    ============


Per common share:
Net loss                                                                        ($0.06)        ($0.18)       ($0.31)         ($1.26)
                                                                             ==========    ===========   ===========    ============

See Notes to Consolidated Financial Statements.



                                       -3-

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      (In thousands, except per share data)
                                                                            (Unaudited)
                                                                   ------------------------------
                                                                     June 28,         June 29,       December 28,
                                                                       1998             1997           1997 (1)
                                                                   --------------   -------------    -------------
ASSETS

Current Assets:
  Cash and cash equivalents                                           $  142,101      $   57,486       $  364,169
  Accounts receivable, net of allowance of
    $2,096, $3,125 and $3,456, respectively                               44,750          44,577           43,130
  Income taxes                                                             3,947          61,964                -
  Inventories                                                            862,997         956,674          929,818
  Prepaid expenses and other assets                                       17,163          17,227           25,276
  Deferred income taxes                                                   22,478               -           22,478
                                                                   --------------   -------------    -------------

    TOTAL CURRENT ASSETS                                               1,093,436       1,137,928        1,384,871

Property and equipment:
  Owned assets, net of accumulated depreciation of
    $526,449, $542,261 and $517,629, respectively                        472,005         518,816          490,345
  Capitalized leases, net of accumulated amortization of
    $73,332, $76,847 and $76,735, respectively                            29,463          38,534           33,289
Other assets and deferred charges                                         50,493          25,111           42,956
                                                                   --------------   -------------    -------------

    TOTAL ASSETS                                                      $1,645,397      $1,720,389       $1,951,461
                                                                   ==============   =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable to banks                                              $        -      $   25,000       $        -
  Accounts payable                                                       281,969         384,494          482,235
  Accrued expenses                                                       183,820         175,090          214,451
  State and local sales taxes                                             22,933          29,905           48,331
  Accrued restructuring costs - current                                   18,420          24,570           21,178
  Current maturities of long-term debt                                    23,193          34,470           23,723
  Current maturities of capitalized lease obligations                      8,152           8,302            8,452
  Deferred income taxes                                                        -           7,437                -
                                                                   --------------   -------------    -------------

    TOTAL CURRENT LIABILITIES                                            538,487         689,268          798,370

Accrued restructuring costs                                               51,317          65,844           55,064
Long-term debt                                                           703,338         597,374          711,512
Capitalized lease obligations                                             45,906          57,119           50,010
Deferred income taxes                                                          -           7,922                -
                                                                   --------------   -------------    -------------

    TOTAL LIABILITIES                                                  1,339,048       1,417,527        1,614,956
                                                                   --------------   -------------    -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value, authorized 4,600 shares,
    undesignated as to rate and other rights, none issued
  Series A Junior Preferred Stock, $1 par value, authorized
    1,100 shares, none issued
  Common stock, $.50 par value, authorized 500,000 shares, issued and outstanding 100,396,  99,812 and 100,376 shares,
    respectively                                                          50,198          49,906           50,188
  Additional paid-in capital                                               7,876           5,739            7,908
  Deferred compensation                                                   (2,483)           (815)          (2,787)
  Retained earnings                                                      250,758         248,032          281,196
                                                                   --------------   -------------    -------------

    TOTAL SHAREHOLDERS' EQUITY                                           306,349         302,862          336,505
                                                                   --------------   -------------    -------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $1,645,397      $1,720,389       $1,951,461
                                                                   ==============   =============    =============
(1)  Derived from fiscal year ended December 28, 1997 audited consolidated financial statements.

     See Notes to Consolidated Financial Statements.

                                      -4-

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                     Six Periods Ended
                                                                            -----------------------------------
                                                                              June 28               June 29
                                                                            -----------------------------------
                                                                                1998                  1997
                                                                            -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                    ($30,438)            ($124,764)
    Adjustments to reconcile net loss to net
      cash used by operating activities:
        Depreciation and amortization                                             31,543                32,118
        Gain on sale of property and equipment                                   (10,289)               (2,464)
        Write down of property and equipment due to restructuring                      -                32,915
        Changes in assets and liabilities (net of disposition):
          Accounts receivable, net                                                (1,620)               16,877
          Inventories                                                             66,821                96,295
          Prepaid expenses                                                         5,895                (1,766)
          Accounts payable                                                      (200,266)             (255,394)
          Accrued expenses and state and local sales taxes                       (56,029)              (68,313)
          Accrued restructuring costs                                             (6,505)               90,414
          Income taxes                                                            (3,946)              (95,862)
                                                                            -------------         -------------

        NET CASH USED BY OPERATING ACTIVITIES                                   (204,834)             (279,944)
                                                                            -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment - owned                                  (10,615)              (15,121)
    Proceeds from sale of property and equipment                                  19,362                 3,779
    Other assets, net                                                            (12,415)               (3,328)
                                                                            -------------         -------------

        NET CASH USED BY INVESTING ACTIVITIES                                     (3,668)              (14,670)
                                                                            -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from short-term borrowings                                                -                25,000
    Proceeds from long-term debt                                                       -                 6,560
    Repayment of long-term debt                                                   (8,704)               (5,199)
    Repayment of capitalized lease obligations                                    (4,295)               (4,186)
    Debt issuance costs                                                             (525)                 (129)
    Exercise of stock options (forfeiture of restricted stock), net                  (42)                   61
                                                                            -------------         -------------

        NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                         (13,566)               22,107
                                                                            -------------         -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (222,068)             (272,507)

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD                                    364,169               329,993
                                                                            -------------         -------------

CASH AND CASH EQUIVALENTS-END OF PERIOD                                         $142,101             $  57,486
                                                                            =============         =============




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

     The Company has historically incurred a net loss for the first three quarters of the year due to the seasonality of its business. The results of operations for the quarters ended June 28, 1998 and June 29, 1997 are not necessarily indicative of the operating results for an entire fiscal year.

B. The Company's income statement presentation changed beginning with the second quarter of 1997. This change was made to disclose the financial statement impact of the inventory liquidations associated with the closing facilities and remerchandising activities. The line item "Closing facilities and remerchandising activities" represents activity specifically identifiable to inventory liquidations conducted in conjunction with (1) the Company's Restructuring Plan announced in the first quarter of 1997 (2) exiting the computer, infant, and pet supply categories and certain components of the wireless communication and sporting goods categories as part of a remerchandising program and (3) the writedown of inventory to net realizable value for merchandise being discontinued to effect the SKU reduction necessary to transition to a self-service format which will be effected in the second and third quarters of 1998. As of June 28, 1998, 53 stores, one distribution center and the aforementioned merchandise categories have completed the process of liquidation. All activity for these items is classified in "Closing facilities and remerchandising activities." Prior year amounts reflect operating results for these same facilities and merchandise classifications. Selling, general and administrative expenses for closing facilities and remerchandising activities does not include any allocation of corporate overhead.

C. On March 25, 1997, the Company adopted a business restructuring plan to close 60 underperforming stores and one distribution center. As a result, a pre-tax charge of $129.5 million for restructuring costs was taken in the first quarter of 1997. The components of the restructuring charge and an analysis of the amounts charged against the accrual through June 28, 1998 are outlined in the following table:

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (continued)

                                                                               Activity to Date
                                                          ----------------- ----------------- --------------

                                            Original                                                          Accrued Restructuring
                                             Charge        Restructuring         Asset          Change In         Costs as of
         (In thousands)                     Recorded         Costs Paid       Write-downs       Estimate         June 28, 1998
                                         ---------------- ----------------- ----------------- -------------- -----------------------
         Lease termination and other
           real estate costs                $    83,225       $  (19,170)      $           -  $       3,458               $  67,513

         Property and equipment
           write-downs                           32,915                 -           (32,915)              -                       -
         Employee severance                       4,869           (3,616)                           (1,229)                      24
                                                                                           -
         Other exit costs                         8,501           (4,072)                           (2,229)                   2,200
                                                                                           -
                                         ---------------- ----------------- ----------------- -------------- -----------------------
            Total                           $   129,510       $  (26,858)      $    (32,915)  $           -                  69,737
                                         ================ ================= ================= ==============
            Less: Current portion                                                                                           (18,420)
                                                                                                                --------------------
                                                                                                                          $  51,317
                                                                                                                ====================

     During the second quarter of 1998, the Company completed its store closures under the corporate restructuring and repositioning plan announced on March 27, 1997. The Company closed a total of 53 stores and one distribution center under this plan. Five underperforming stores were closed during the second quarter of 1998. The decrease in the number of stores closed from the original plan of 60 stores is primarily due to the inability to obtain acceptable exit terms from the related lessors.

     Underperforming closed stores included both owned and leased properties. Lease termination and other real estate costs consist principally of the remaining rental payments required under the closing stores' lease agreements, net of any actual or reasonably probable sublease income, as well as early termination costs.

     After taking into account the above property and equipment write-downs, the Company's carrying value of the property and equipment associated with the closures is approximately $7.4 million as of June 28, 1998. All of this amount is classified as available for sale as all store closures are now complete. Assets available for sale totaling $6.2 million are classified as current assets and are included with Prepaid Expenses and Other Assets. The remaining $1.2 million of assets available for sale are considered non-current assets and are included in Other Assets and Deferred Charges. Management anticipates selling substantially all owned property and equipment associated with the restructuring plan.

     Changes in estimates are representative of management's assessments as of June 28, 1998, that based on actual experience to date, certain charges will be higher than originally estimated while others will be less than originally estimated. Due to unfavorable sublease and termination experience for stores closed, the Company increased the estimate for lease termination and other real estate costs. These unfavorable results have been offset by favorable experience in employee severance and other exit costs.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (continued)

     The employee severance provision was recorded for the planned termination of approximately 4,100 employees, consisting primarily of store personnel. Management was able to place a significant number of store employees displaced by the store closures at other stores and the number of stores anticipated to be closed decreased from 60 stores to 53 stores. As a result, approximately 3,000 employees were terminated in conjunction with the store closures. Other exit costs consist principally of professional fees and miscellaneous costs associated with closing the stores and distribution center.

     Net sales associated with the 53 closed stores exclusive of remerchandising activities were approximately $3.2 million and $111.4 million for the second quarter ended June 28, 1998 and June 29, 1997, respectively. The pre-tax operating losses associated with the closed stores, excluding corporate allocations, were approximately ($6.8) million and ($15.1) million for the quarter ended June 28, 1998 and June 29, 1997, respectively. Net sales associated with the 53 closed stores were approximately $8.7 million and $173.1 million for the six periods ended June 28, 1998 and June 29, 1997, respectively. The pre-tax operating losses associated with the closed stores, excluding corporate allocations, were approximately ($12.6) million and ($18.3) million for the six periods ended June 28, 1998 and June 29, 1997, respectively. Net sales associated with the 53 closed stores exclusive of remerchandising activities were approximately $209.9 million and $351.0 million for fiscal 1997 and 1996, respectively. The pre-tax operating income (loss) associated with the 53 closed stores, excluding corporate allocations, was approximately ($40.7) million and $1.6 million for fiscal 1997 and 1996, respectively.

D. The second quarter ended June 28, 1998 contained 90 selling days compared to 91 selling days for the second quarter ended June 29, 1997. The six periods ended June 28, 1998 and June 29, 1997 each contained 181 selling days.

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

F. Cash payments for interest for the six periods ended June 28, 1998 and June 29, 1997 were $38.9 million and $34.3 million, respectively. Cash payments (refunds) for income taxes for the six periods ended June 28, 1998 and June 29, 1997 were ($17.6) million and $21.0 million, respectively. The net income tax refund for 1998 resulted primarily from the net operating loss ("NOL") recognized for the year ended December 28, 1997.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (continued)


G. The Company has available a five-year, $900 million, fully-committed, asset-based credit facility ("Amended and Restated Credit Facility"). The Amended and Restated Credit Facility includes a $200 million term loan and up to a potential maximum of $700 million in revolving loans including a $175 million sub-facility for letters of credit. The Amended and Restated Credit Facility matures on September 10, 2002. Interest rates on the
     Amended and Restated Credit Facility are subject to change based on a financial performance-based grid and cannot exceed a rate of LIBOR + 2.25% on revolving loans and LIBOR + 2.50% on the term loan. As of June 28, 1998, the term loan carried a rate of LIBOR + 2.25%. There is a commitment fee of 3/8% on the undrawn portion of the revolving loans. There were no revolving loans outstanding under the Amended and Restated Credit Facility as of June 28, 1998. Short-term borrowings related to the Reducing Revolving Credit Facility were $25.0 million as of June 29, 1997.

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

     Available borrowings under the Amended and Restated Credit Facility are limited based on (1) a borrowing base formula which considers eligible inventories, eligible accounts receivable and mortgage values on eligible real properties, and (2) limitations contained in the Company's public senior subordinated debt indenture. Approximately $307.9 million of borrowings were unused and available under the Amended and Restated Credit Facility as of June 28, 1998.

H. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." These pronouncements are effective for financial statements beginning after December 15, 1997. In March 1998, the FASB issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This pronouncement will be effective for financial statements beginning after December 15, 1998. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This pronouncement will be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company anticipates that the adoption of these Statements will not have a material impact on its operating results or financial position.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company's liquidity, capital resources and results of operations may be affected from time to time by a number of factors and risks, including, but not limited to, trends in the economy as a whole, which may affect consumer confidence and consumer demand for the types of goods sold by the Company; continuing availability of trade credit and terms with vendors; the ability and success in completing and implementing plans regarding the Company's alternative store formats; the ability to execute a strategic repositioning of the Company; competitive pressures from other retailers, including specialized retailers and discount stores which may affect the nature and viability of the Company's business strategy; availability, costs and terms of financing, including the risk of rising interest rates; the Company's use of substantial financial leverage and the potential impact of such leverage on the Company's ability to execute its operating strategies, to withstand significant economic downturns and to repay its indebtedness; the ability to maintain gross profit margins; the seasonal nature of the Company's business and the ability of the Company to predict consumer demand as a whole, as well as demand for specific goods; the ability of the Company to attract and retain customers by executing the Company's remerchandising strategy and improving customer service; costs associated with the shipping, handling and control of inventory and the Company's ability to optimize its supply chain; potential adverse publicity; availability and cost of management and labor employed; real estate occupancy and development costs, including the substantial fixed investment costs associated with opening, maintaining or closing a Company store and the ability to effect conversions to new technological systems including, becoming year 2000 compliant.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

The Company has embarked upon a plan to become a fresh new competitive fine jewelry and home specialty retailer. Execution of this plan as it affects the Company's stores began in the second quarter, and has involved the conversion of the Company's traditional store format and merchandise selections into a new business design with new merchandise selections, and the creation of a new shopping experience. The disruption caused by the implementation of these significant changes in the Company's stores has had a negative impact on short-term performance which is expected to continue through the third quarter of 1998.

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

SECOND QUARTER ENDED JUNE 28, 1998 VS. SECOND QUARTER ENDED
JUNE 29, 1997

Net sales for the Company were $685.1 million for the second quarter of 1998 compared to $877.4 million for the second quarter of 1997. The $192.3 million decrease reflects the $126.5 million loss in sales associated with closed facilities and an 8.5% decrease in comparable store sales.

Net sales from operations excluding closing facilities and remerchandising activities for the second quarter of 1998 were $681.6 million versus $747.4 million for the same period in 1997. This represents a net sales decrease of $65.8 million, or 8.8%, with comparable store sales decreasing 8.5%. Jewelry comp sales increased 0.1% while hardline comp sales were down 11.4% resulting from lower sales in electronics, toys, fitness, sporting goods and seasonal categories. The overall comp sales decline has been affected adversely by transitioning out of certain merchandise prior to setting the new fall merchandise assortments and a reduction in advertising effectiveness related to a shift in marketing focus from existing to prospective customers.

Net sales from closing facilities and remerchandising activities were $3.5 million for the second quarter of 1998 versus $130.0 million for these same facilities and merchandise classifications for the same period last year. During the second quarter of 1998, the Company closed five underperforming stores.

GROSS MARGIN

Gross margin, after buying and occupancy expenses, for the Company for the second quarter of 1998 was $163.6 million, or 23.9% of net sales compared to $183.1 million, or 20.9% of net sales for the prior year quarter.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gross margin, after buying and occupancy expenses, excluding closing facilities and remerchandising activities, was $169.2 million, or 24.8% of net sales for the second quarter of 1998 compared to $187.8 million, or 25.1% of net sales for the prior year quarter. The decline in gross margin rate reflects the start of clearance markdowns taken to effect the SKU reduction necessary to transition to a self-service format. Additionally, fixed rent and occupancy costs rose as a percent of the declining sales base.

Gross margin, after buying and occupancy expenses, from closing facilities and remerchandising activities was ($5.6) million for the second quarter of 1998 compared to ($4.8) million for the prior year quarter. The negative gross margin for the second quarter of 1998 is due to the write-down of inventory to net realizable value for merchandise being discontinued to effect the SKU reduction necessary to transition to a self-service format.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the second quarter of 1998 were $139.9 million, or 20.4% of net sales, versus $176.8 million, or 20.2% of net sales for the second quarter of 1997. The $36.9 million reduction is primarily attributable to a decrease in expenses from closing facilities and remerchandising activities. Additionally, income recognized from the Company's private label credit card program and a pre-tax gain from the sale/leaseback of its corporate aircraft contributed to the expense reduction. The increase as a percentage of net sales was attributable to lower net sales.

Selling, general and administrative expenses, excluding closing facilities and remerchandising activities, decreased $15.7 million to $139.1 million, or 20.4% of net sales, as compared to $154.8 million, or 20.7% of net sales for the second quarter last year. The decrease is primarily attributable to income of $8.7 million recorded as a reduction to SG&A recognized from the Company's private label credit card program, a pre-tax gain of $6.0 million recognized from the sale/leaseback of its corporate aircraft and a pre-tax gain of $2.6 million recorded on the disposal of two vacant properties. These reductions to SG&A were partially offset by a $3.4 million charge recorded for the retirement package provided to the former Chairman of the Board and CEO, Raymond Zimmerman.

Selling, general and administrative expenses of closing facilities and remerchandising activities were $0.8 million, or 23.1% of sales from closing facilities and remerchandising activities for the second quarter of 1998 compared to $22.0 million, or 16.9% of sales from closing facilities and remerchandising activities for the prior year quarter. The decrease in expenses reflects the closure of 53 underperforming stores.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

INTEREST EXPENSE

Interest expense for the second quarter of 1998 was $19.5 million as compared to $18.7 million for the second quarter of 1997. The increase in interest expense reflects the addition of the term loan offset somewhat by lower average borrowings against the Company's Amended and Restated Credit Facility.

INCOME TAXES

The Company recognized an income tax benefit of $3.8 million and $10.5 million for the second quarter ended June 28, 1998 and June 29, 1997, respectively. The effective tax rate for the second quarter ended June 28, 1998 and June 29, 1997 was 37.5%. For the fiscal year ended December 28, 1997, the effective income tax rate was 37.5%.

SIX PERIODS ENDED JUNE 28, 1998 VS. SIX PERIODS ENDED JUNE 29, 1997

Net sales for the Company were $1,279.3 million for the first half of 1998 compared to $1,563.8 million for the first half of 1997. The decrease of $284.5 million, or 18.2% reflects the $198.7 million loss in sales associated with closed facilities and remerchandising activities and a 7.0% decrease in comparable store sales. Jewelry comp sales increased 0.3% while hardline comp sales were down 9.5%.

GROSS MARGIN

Gross margin, after buying and occupancy expenses, for the first half of 1998 was $306.7 million, or 24.0% of net sales compared to $337.8 million, or 21.6% of net sales for the same period last year. The improved gross margin rate reflects the Company's focus on higher margin categories and a shift in sales mix towards jewelry. Additionally, the gross margin rate for the first half of 1997 was impacted by the significant merchandise discounts associated with inventory liquidations. The decline in gross margin dollars reflects the closure of 53 underperforming stores.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased to $287.6 million, or 22.5% of net sales, for the first half of 1998 compared to $341.2 million, or 21.8% of net sales for the same period a year ago. The decrease in selling, general and administrative dollars is primarily attributable to the lower operating expenses resulting from the closure of 53 underperforming stores. Additionally, income of $13.0 million recognized from our private label credit card program and a $6.0 million pre-tax gain recorded on the sale/leaseback of corporate aircraft contributed to the expense reduction.

INTEREST EXPENSE

Interest expense for the first six periods of 1998 was $39.1 million as compared to $36.2 million for the same period a year ago. Interest expense for the year increased primarily due to the addition of the term loan offset somewhat by lower average borrowings against the Company's Amended and Restated Credit Facility.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

INCOME TAXES

The Company recognized an income tax benefit of $18.3 million for the first half of 1998 compared to $74.9 million for the first half of 1997. The decrease in the benefit is primarily due to the $129.5 million restructuring charge recorded in the first quarter of 1997. The estimated annual effective tax rate for the six periods ended June 28, 1998 and June 29, 1997 was 37.5%. For the fiscal year ended December 28, 1997, the effective income tax rate was 37.5%.

RESTRUCTURING CHARGE, STORE LIQUIDATION AND REMERCHANDISING PROGRAM

On March 25, 1997, the Company adopted a business restructuring plan to close 60 underperforming stores and one distribution center. As a result, a pre-tax charge of $129.5 million for restructuring costs was taken in the first quarter of 1997. The components of the restructuring charge and an analysis of the amounts charged against the accrual through June 28, 1998 are outlined in the following table:


                                                                               Activity to Date
                                                          ----------------- ----------------- --------------

                                            Original                                                          Accrued Restructuring
                                             Charge        Restructuring         Asset          Change In         Costs as of
         (In thousands)                     Recorded         Costs Paid       Write-downs       Estimate         June 28, 1998
                                         ---------------- ----------------- ----------------- -------------- -----------------------
         Lease termination and other
           real estate costs                $    83,225       $  (19,170)      $           -  $       3,458               $  67,513

         Property and equipment
           write-downs                           32,915                 -           (32,915)              -                       -
         Employee severance                       4,869           (3,616)                           (1,229)                      24
                                                                                           -
         Other exit costs                         8,501           (4,072)                           (2,229)                   2,200
                                                                                           -
                                         ---------------- ----------------- ----------------- -------------- -----------------------
            Total                           $   129,510       $  (26,858)      $    (32,915)  $           -                  69,737
                                         ================ ================= ================= ==============
            Less: Current portion                                                                                           (18,420)
                                                                                                                --------------------
                                                                                                                          $  51,317
                                                                                                                ====================

During the second quarter of 1998, the Company completed its store closures under the corporate restructuring and repositioning plan announced on March 27, 1997. The Company closed a total of 53 stores and one distribution center under this plan. Five underperforming stores were closed during the second quarter of 1998. The decrease in the number of stores closed from the original plan of 60 stores is primarily due to the inability to obtain acceptable exit terms from the related lessors.

Changes in estimates are representative of management's assessments as of June 28, 1998, that based on actual experience to date, certain charges will be higher than originally estimated while others will be less than originally estimated. Due to unfavorable sublease and termination experience for stores closed, the Company increased the estimate for lease termination and other real estate costs. These unfavorable results have been offset by favorable experience in employee severance and other exit costs.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The restructuring plan was based on an analysis of individual store performance based on cash flow return on committed capital, fit within marketing demographic profiles and strategic geographic positioning. After the effect of charges and costs related specifically to the closings, the immediate ongoing impact of the closings on net income will be immaterial because the stores closed were near break-even contributors.

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

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased to $554.9 million at the end of the second quarter of 1998 from $448.7 million at June 29, 1997, an increase of $106.2 million or 23.7%. There were no short-term borrowings outstanding ($307.9 million available for borrowing) at June 28, 1998 compared to $25.0 million outstanding ($483.7 million available for borrowing) at June 29, 1997. The increase in working capital is due primarily to a $113.8 million shift from short-term to long-term borrowings under the Company's credit facility (the "Amended and Restated Credit Facility"). The shift to long-term borrowings reflects the net effect of the addition of a $200 million term loan as a part of the Amended and Restated Credit Facility partially offset by the retirement of $86.2 million of Senior Notes Due 2001 in the third quarter of 1997. Inventory balances at the end of the second quarter of 1998 decreased by $93.7 million primarily due to the transition of the merchandise selections, supply chain initiatives and additional store closings. Accounts payable decreased by $102.5 million to $282.0 million compared to the second quarter of 1997 due to decreased purchase volumes and reduced terms due to changes in merchandise mix. Current maturities of long-term debt decreased $11.3 million due primarily to the Company's agreement with the Long Term Credit Bank of Japan which extended the maturity of a portion of the Company's First Mortgage Secured Notes.

Working capital requirements fluctuate significantly during the year due to the seasonal nature of the Company's business and are at their peak during the fourth quarter. Funding sources for the Company's working capital requirements include availability under the Amended and Restated Credit Facility, internally generated cash flow from operating activities and the availability of financing terms from vendors. The current ratio at June 28, 1998 and June 29, 1997 was 2.0:1 and 1.7:1, respectively.

The Company has available a five-year, $900 million, fully-committed, asset-based credit facility ("Amended and Restated Credit Facility"). The Amended and Restated Credit Facility includes a $200 million term loan and up to a potential maximum of $700 million in revolving loans including a $175 million sub-facility for letters of credit. The Amended and Restated Credit Facility matures on September 10, 2002. Interest rates on the Amended and Restated Credit Facility are subject to change based on a financial performance-based grid and cannot exceed a rate of LIBOR + 2.25% on revolving loans and LIBOR + 2.50% on the term loan. As of June 28, 1998, the term loan carried a rate of LIBOR + 2.25%. There is a commitment fee of 3/8% on the undrawn portion of the revolving loans.

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

Available borrowings under the Amended and Restated Credit Facility are limited based on (1) a borrowing base formula which considers eligible inventories, eligible accounts receivable and mortgage values on eligible real properties and
(2) limitations contained in the Company's public senior subordinated debt indenture.

Total long-term debt, including current maturities and capitalized leases, increased to $780.6 million at June 28, 1998 from $697.3 million at June 29, 1997. The increase in total long-term debt was primarily attributable to the $113.8 million shift from short-term to long-term borrowings under the Company's Amended and Restated Credit Facility slightly offset by the early extinguishment of $8.9 million in mortgages and scheduled payments on capitalized leases, mortgages and Industrial Revenue Bonds.

Additions to owned property and equipment were $10.6 million for the six periods ended June 28, 1998 compared to $15.1 million for the same period last year. The Company operated 353 stores as of June 28, 1998, a net increase of 5 stores from June 29, 1997 (excluding the closing of 53 stores as part of the Company's restructuring plan). The Company expects to incur capital expenditures of approximately $54 million during fiscal 1998 and plans to fund these expenditures through a combination of cash flows from operations, borrowings under the Amended and Restated Credit Facility and potential future financings. Additionally, the Company has allocated $13.6 million of restricted cash as a reserve in connection with its credit card program as of June 28, 1998.

ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." These pronouncements are effective for financial statements beginning after December 15, 1997. In March 1998, the FASB issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This pronouncement will be effective for financial statements beginning after December 15, 1998. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This pronouncement will be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company anticipates that the adoption of these Statements will not have a material impact on its operating results or financial position.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

YEAR 2000 COMPLIANCE

An organization-wide program is currently being executed to ensure that all systems critical to the operation of the Company are year 2000 compliant. This program includes review of various systems, including the Company's core business systems, end user systems and vendor systems. Replacement, conversion and testing of hardware and system applications are expected to cost approximately $2.5 million to $3.0 million upon completion of the program. Through the second quarter of 1998, the Company has incurred approximately $1.7 million of costs, which are being expensed as incurred, related to its year 2000 efforts.

The Company expects its Year 2000 Program to be completed on a timely basis. However, in the event the program is not completed on a timely basis, there may be a material effect on the operations or financial results of the Company. The Company has contacted all hardware/software vendors and is communicating with key merchandising vendors on their compliance and testing. There can be no assurance, however, that the systems of other entities on which the Company relies will be converted in a timely manner or that any such failure to convert by another entity would not have a material effect on the operations or financial results of the Company.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

                Not applicable.

Item 2. Changes in Securities and Use of Proceeds

                Not applicable.

Item 3. Defaults Upon Senior Securities

                Not applicable.

Item 4.         Submission of Matters to a Vote of Security Holders

                At the Company's Annual Meeting of Shareholders which was held on April 15, 1998, the following proposals were approved:

                1) The election of three Class III directors to serve for a term of three years and until their successors are duly elected and qualified. The persons nominated for election to the Board of Directors received the number of votes shown opposite their respective names:

                                         For           Against         Withheld
                                      ----------      ---------       ----------
                Harold Roitenberg     86,001,677              -        2,857,066
                Gary M. Witkin        85,793,709              -        3,065,034
                Raymond Zimmerman     85,870,070              -        2,988,673


                2) The selection of Deloitte & Touche LLP as the Company's Independent Public Accountants for fiscal year 1998. The proposal received the following votes:

                                         For           Against         Withheld
                                      ----------      ---------       ----------
                                      87,781,790        680,325          396,628


                Current Directors whose terms have not expired and who were therefore not up for re-election:

                                                          Year Term to Expire In
                                                          ----------------------
                Richard P. Crane, Jr.                              1999
                Charles V. Moore                                   1999
                R. Maynard Holt                                    2000
                James E. Poole                                     2000

Item 5. Other Information

                Not applicable.


Item 6. Exhibits and Reports on Form 8-K

                6(a)     Exhibits filed with this Form 10-Q

                Exhibit No. Under Items
                601 of Regulation S-K    Brief Description
                -----------------------  -----------------
                       10.1              Aircraft Lease Agreement with GE
                                         Capital dated as of June 26, 1998.

                       10.2 Employment agreement dated May 11, 1998 regarding Jane Gilmartin, Senior Vice President, Hardlines

                       27.1 Financial Data Schedule for the Second Quarter Ended June 28, 1998.

                       27.2 Financial Data Schedule for the Second Quarter Ended June 29, 1997.

                6(b)     Reports on Form 8-K

                There were no reports on Form 8-K during the second quarter ended June 28, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                             SERVICE MERCHANDISE
                                                             COMPANY, INC.




        Date:   August 12, 1998                     /s/  Gary M. Witkin
                                                   --------------------------
                                                    Gary M. Witkin
                                                    President
                                                    (Chief Executive Officer)




        Date:   August 12, 1998                     /s/  S. Cusano
                                                   -------------------------
                                                    S. Cusano
                                                    Executive Vice President and
                                                    Chief Financial Officer
                                                    (Chief Financial Officer)
                                                    (Chief Accounting Officer)