Form 10-Q
period 1998-09-27
SERVICE MERCHANDISE CO INC
filed 1998-11-12
CIK 89107

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended September 27, 1998

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from    to
                              ----  ----
Commission File No. 1-9223

                        SERVICE MERCHANDISE COMPANY, INC.
             (Exact name of registrant as specified in its charter)

       TENNESSEE                                         62-0816060
  (State or other Jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                         Identification No.)
                         P. O. Box 24600, Nashville, TN
                                   37202-4600
                                (Mailing Address)
                  7100 Service Merchandise Drive, Brentwood, TN
                    (Address of principal executive offices)
                                      37027
                                   (Zip code)
                                 (615) 660-6000
               (Registrant's telephone number including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---
Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.

            As of October 25, 1998, there were 100,354,902 shares of Service Merchandise Company, Inc. common stock outstanding.

                SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES


                                                 TABLE OF CONTENTS
                                                                                                  Page No.
PART I - FINANCIAL INFORMATION

        Consolidated Statements of Operations (Unaudited) - Three
        and Nine Periods Ended September 27, 1998 and September 28, 1997 . . . .                      3


        Consolidated Balance Sheets - September 27, 1998 (Unaudited),
        September 28, 1997 (Unaudited) and December 28, 1997  . . . . . . . . .                       4


        Consolidated Statements of Cash Flows (Unaudited) - Nine
        Periods Ended September 27, 1998 and September 28, 1997  . . . . . . . .                      5


        Notes to Consolidated Financial Statements (Unaudited) . . . . . . . . .                    6-10


        Management's Discussion and Analysis of Financial Condition
        and Results of Operations . .. . . . . . . . . . . . . . . . . . . . . .                   11-19



PART II - OTHER INFORMATION

        Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . .                      20

        Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     20

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     21



               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)
                      (In thousands, except per share data)
                                                                                Three Periods Ended         Nine Periods Ended
                                                                            --------------------------   --------------------------
                                                                            September 27  September 28   September 27  September 28
                                                                            --------------------------   --------------------------
                                                                                1998         1997           1998         1997
                                                                            ------------  ------------   --------------------------
Net sales
     Operations excluding closing facilities as a result of restructuring
          and remerchandising activities                                        $ 604,715    $ 635,483    $ 1,874,164   $ 1,990,696
     Closing facilities as a result of restructuring and remerchandising
          activities                                                                  272       20,661         10,117       229,209
                                                                                ---------    ---------    ------------   -----------
                                                                                  604,987      656,144      1,884,281     2,219,905

Costs and expenses:
  Cost of merchandise sold and buying and occupancy expenses
     Operations excluding closing facilities as a result of restructuring
          and remerchandising activities                                          463,541      486,062      1,420,873     1,512,721
     Closing facilities as a result of restructuring and remerchandising
          activities                                                                3,192       18,892         18,489       218,166
                                                                                 --------      --------     ----------   -----------
                                                                                  466,733      504,954      1,439,362     1,730,887

  Gross margin after cost of merchandise sold and buying and occupancy expenses
     Operations excluding closing facilities as a result of restructuring
          and remerchandising activities                                          141,174      149,421        453,291       477,975
     Closing facilities as a result of restructuring and remerchandising
          activities                                                               (2,920)       1,769         (8,372)       11,043
                                                                                 ---------     --------      ---------      --------
                                                                                  138,254      151,190        444,919       489,018

  Selling, general and administrative expenses
     Operations excluding closing facilities as a result of restructuring
          and remerchandising activities                                          166,732      152,028        462,277       459,260
     Closing facilities as a result of restructuring and remerchandising
          activities                                                                   52        2,231          2,352        38,705
                                                                                 --------     --------       --------      ---------
                                                                                  166,784      154,259        464,629       497,965

  Restructuring charge                                                                  -            -              -       129,510

  Depreciation and amortization
     Operations excluding closing facilities as a result of restructuring
          and remerchandising activities                                           13,908       13,212         42,514        40,842
     Closing facilities as a result of restructuring and remerchandising
          activities                                                                    -          155             87         2,981
                                                                                  --------     --------       --------     ---------
                                                                                   13,908       13,367         42,601        43,823

Loss from operations                                                              (42,438)     (16,436)       (62,311)     (182,280)

Other income, net                                                                     831           67         11,120         2,531
                                                                                  --------     --------       --------     ---------

Loss before interest and income taxes                                             (41,607)     (16,369)       (51,191)     (179,749)

  Interest expense-debt                                                            17,709       17,525         53,352        49,616
  Interest expense-capitalized leases                                               1,642        1,883          5,115         6,034
                                                                                  --------     --------      ---------     --------
Loss before income taxes                                                          (60,958)     (35,777)      (109,658)     (235,399)
Income taxes benefit                                                              (22,860)     (13,417)       (41,122)      (88,275)
                                                                                  --------     --------       --------     --------
Loss before extraordinary item                                                    (38,098)     (22,360)       (68,536)     (147,124)

Extraordinary loss from early extinguishment of debt, net of $1,585 tax benefit         -       (2,643)             -        (2,643)
                                                                                 ---------     --------       --------      --------
Net loss                                                                        $ (38,098)   $ (25,003)     $ (68,536)   $ (149,767)
                                                                                 =========     ========       ========      ========

Weighted average common shares - basic and diluted                                 99,701       99,316         99,702        99,290
                                                                                 =========     ========       ========      ========

Per common share:
Loss before extraordinary item                                                    $ (0.38)     $ (0.22)       $ (0.69)      $ (1.48)
Extraordinary loss from early extinguishment of debt                                    -        (0.03)             -         (0.03)
                                                                                  --------     --------       --------      --------
Net loss                                                                          $ (0.38)     $ (0.25)       $ (0.69)      $ (1.51)
                                                                                  ========     ========       ========      ========
See Notes to Consolidated Financial Statements.
                                      -3-


               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      (In thousands, except per share data)

                                                                                           (Unaudited)
                                                                                  -----------------------------
                                                                                  September 27     September 28     December 28
                                                                                      1998             1997          1997 (1)
                                                                                  -------------    ------------     ------------
ASSETS

Current Assets:
  Cash and cash equivalents                                                           $54,452           $45,900        $364,169
  Accounts receivable, net of allowance of
    $2,144, $2,541 and $3,456, respectively                                            48,767            39,969          43,130
  Income taxes                                                                         27,311            77,640               -
  Inventories                                                                       1,044,170         1,165,586         929,818
  Prepaid expenses                                                                     18,282            31,809          25,276
  Deferred income taxes                                                                22,478                 -          22,478
                                                                                  ------------     -------------     -----------
    TOTAL CURRENT ASSETS                                                            1,215,460         1,360,904       1,384,871

Property and equipment:
  Owned assets, net of accumulated depreciation of
    $537,053, $546,399 and $517,629, respectively                                     476,964           500,327         490,345
  Capitalized leases, net of accumulated amortization of
    $74,977, $76,740 and $76,735, respectively                                         27,819            35,207          33,289
Other assets and deferred finance charges                                              59,205            38,378          42,956
                                                                                  ------------     -------------     -----------
    TOTAL ASSETS                                                                   $1,779,448        $1,934,816      $1,951,461
                                                                                  ============     =============     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable to banks                                                             $ 65,000         $ 125,400        $      -
  Accounts payable                                                                    398,454           447,356         482,235
  Accrued expenses                                                                    202,099           163,884         214,451
  State and local sales taxes                                                          21,362            25,190          48,331
  Accrued restructuring costs - current                                                12,581            29,149          21,178
  Current maturities of long-term debt                                                 21,281            20,641          23,723
  Current maturities of capitalized lease obligations                                   8,545             8,267           8,452
  Deferred income taxes                                                                     -             7,437               -
                                                                                    ----------     -------------     -----------
    TOTAL CURRENT LIABILITIES                                                         729,322           827,324         798,370

Accrued restructuring costs                                                            52,834            53,483          55,064
Long-term debt                                                                        685,486           715,470         711,512
Capitalized lease obligations                                                          43,417            52,564          50,010
Deferred income taxes                                                                       -             7,922               -
                                                                                    ----------     -------------     -----------
    TOTAL LIABILITIES                                                               1,511,059         1,656,763       1,614,956
                                                                                    ----------     -------------     -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value, authorized 4,600 shares,
    undesignated as to rate and other rights, none issued
  Series A Junior Preferred Stock, $1 par value, authorized
    1,100 shares, none issued
  Common stock, $.50 par value, authorized 500,000 shares, issued
    and outstanding 100,356, 99,800 and 100,376 shares, respectively                   50,178            49,900          50,188
  Additional paid-in capital                                                            7,721             5,680           7,908
  Deferred compensation                                                                (2,170)             (558)         (2,787)
  Retained earnings                                                                   212,660           223,031         281,196
                                                                                  ------------     -------------     ------------
    TOTAL SHAREHOLDERS' EQUITY                                                        268,389           278,053         336,505
                                                                                  ------------     -------------     ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $1,779,448        $1,934,816      $1,951,461
                                                                                  ============     =============     ============

(1)  Derived from fiscal year ended December 28, 1997 audited consolidated financial statements.

     See Notes to Consolidated Financial Statements.


                                      -4-


               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                                    Nine Periods Ended
                                                                                           --------------------------------
                                                                                           September 27         September 28
                                                                                           ---------------------------------
                                                                                                1998                 1997
                                                                                           --------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                                    ($68,536)          ($149,767)

    Adjustments to reconcile net loss to net
      cash used by operating activities:
        Depreciation and amortization                                                             46,931              46,391
        Gain on disposal of property and equipment                                               (11,120)             (2,531)
        Write down of property and equipment due to restructuring                                      -              32,915
        Write-off of debt issuance costs                                                               -               2,111
        Changes in assets and liabilities (net of disposition):
          Accounts receivable, net                                                                (5,637)             21,485
          Inventories                                                                           (114,352)           (112,617)
          Prepaid expenses                                                                        (1,453)            (16,348)
          Accounts payable                                                                       (83,781)           (192,531)
          Accrued expenses and state and local sales taxes                                       (39,322)            (83,570)
          Accrued restructuring costs                                                            (10,827)             82,632
          Income taxes                                                                           (27,311)           (111,538)
                                                                                            -------------       -------------
        NET CASH USED BY OPERATING ACTIVITIES                                                   (315,408)           (483,368)
                                                                                            -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment - owned                                                  (30,653)            (23,576)
    Proceeds from sale of property and equipment                                                  31,045              17,431
    Other assets, net                                                                            (23,955)             (2,555)
                                                                                            -------------       --------------
        NET CASH USED BY INVESTING ACTIVITIES                                                    (23,563)             (8,700)
                                                                                            -------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from short-term borrowings                                                           65,000             125,400
    Proceeds from long-term debt                                                                       -             206,560
    Repayment of long-term debt                                                                  (28,468)           (101,122)
    Repayment of capitalized lease obligations                                                    (6,390)             (6,124)
    Debt issuance costs                                                                             (846)            (16,806)
    Exercise of stock options (forfeiture of restricted stock), net                                  (42)                 67
                                                                                            -------------       --------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 29,254             207,975
                                                                                            -------------       --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                       (309,717)           (284,093)

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD                                                    364,169             329,993
                                                                                            -------------       --------------
CASH AND CASH EQUIVALENTS-END OF PERIOD                                                          $54,452             $45,900
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

     The Company has historically incurred a net loss for the first three quarters of the year due to the seasonality of its business. The results of operations for the quarters ended September 27, 1998 and September 28, 1997 are not necessarily indicative of the operating results for an entire fiscal year.

B. The Company's consolidated statements of operations presentation changed beginning with the second quarter of 1997. This change was made to disclose the financial statement impact of the inventory liquidations associated with the closing facilities and remerchandising activities. The line item "Closing facilities as a result of restructuring and remerchandising activities" represents activity specifically identifiable to inventory liquidations conducted in conjunction with (1) the Company's Restructuring Plan announced in the first quarter of 1997 and (2) exiting the computer, infant, pet supply and other merchandise categories and certain components of the wireless communication and sporting goods categories as part of a remerchandising program. As of September 27, 1998, 53 stores, one distribution center and primarily all of the aforementioned merchandise categories have been liquidated. All activity for these items is classified in "Closing facilities as a result of restructuring and remerchandising activities." Prior year amounts reflect operating results for these same facilities and merchandise classifications. Selling, general and administrative expenses for closing facilities as a result of restructuring and remerchandising activities does not include any allocation of corporate overhead.

C. On March 25, 1997, the Company adopted a business restructuring plan to close 60 stores and one distribution center (the "Restructuring
     Plan"). As a result, a pre-tax charge of $129.5 million for restructuring costs was taken in the first quarter of 1997. The components of the restructuring charge and the amounts charged against the accrual from March 25, 1997 to September 27, 1998 and from December 28, 1997 through September 27, 1998 are outlined, respectively, in the following tables:

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (continued)


                                                                           Activity to Date
                                                             -----------------------------------------
                                               Accrued                                                       Accrued
                                          Restructuring Costs                                           Restructuring Costs
                                                as of        Restructuring      Asset      Change In          as of
         (In thousands)                     March 25, 1997    Costs Paid     Write-downs    Estimate    September 27, 1998
                                          ------------------ -------------- -------------- ----------- --------------------
         Lease termination and other real
            estate costs                      $  83,225        $ (24,303)     $       -     $  4,293          $   63,215
         Property and equipment write-downs      32,915                -        (32,096)        (819)                  -
         Employee severance                       4,869           (3,624)             -       (1,245)                  -
         Other exit costs                         8,501           (4,072)             -       (2,229)              2,200
                                          ------------------ -------------- -------------- ----------- --------------------
            Total                             $ 129,510        $ (31,999)     $ (32,096)    $      -              65,415
                                          ================== ============== ============== ===========
            Less: Current portion                                                                                (12,581)
                                                                                                           ----------------
                                                                                                              $   52,834
                                                                                                           ================

                                                                          1998 Activity
                                                             -----------------------------------------
                                               Accrued                                                       Accrued
                                          Restructuring Costs                                           Restructuring Costs
                                                as of        Restructuring      Asset      Change In          as of
         (In thousands)                   December 28, 1997    Costs Paid    Write-downs    Estimate    September 27, 1998
                                          ------------------ -------------- -------------- ----------- --------------------
         Lease termination and other real
            estate costs                      $  73,511        $ (11,491)     $       -     $  1,195          $   63,215
         Property and equipment write-downs           -                -            819         (819)                  -
         Employee severance                         531             (155)             -         (376)                  -
         Other exit costs                         2,200                -              -            -               2,200
                                          ------------------ -------------- -------------- ----------- --------------------
            Total                             $  76,242        $ (11,646)     $     819     $      -              65,415
                                          ================== ============== ============== ===========
            Less: Current portion                                                                                (12,581)
                                                                                                           ----------------
                                                                                                              $   52,834
                                                                                                           ================




     The closing of nine stores during the first half of 1998 brought the total number of closures in accordance with the Restructuring Plan to 53 stores and one distribution center. Store closures related to the Restructure Plan were completed as of May 1998. Impairment charges recognized on the nine stores closed in 1998 were $4.2 million. The Company closed less than 60 stores primarily due to the inability to negotiate acceptable exit terms from the related lessors.

     Restructuring costs paid during the first three quarters of 1998 relate primarily to lease termination and other real estate costs. Lease termination and other real estate costs consist principally of the remaining rental payments required under the closing stores' lease agreements, net of any actual or reasonably probable sublease income, as well as early termination costs. The Company will pay lease termination fees as the Company is able to obtain such terminations. The leases remaining on closed locations as of September 27, 1998 vary in length with expiration dates ranging from February 1999 to December 2030. The ultimate timing of lease payments will depend on the Company's ability to negotiate acceptable lease exit terms.

     As of September 27, 1998, property and equipment associated with the Restructuring Plan closures have been written-down to reflect their estimated fair value. Management anticipates selling or abandoning substantially all remaining owned property and equipment associated with the Restructuring Plan. Approximately 3,000 employees were terminated pursuant to the Restructuring Plan. All such terminations were completed as of May 1998.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (continued)

     Changes in estimates are representative of conditions existing as of September 27, 1998. Due to unfavorable sublease and termination experience during 1998, the Company increased the estimate for lease termination and other real estate costs. These unfavorable results have been offset by favorable experience related to the sale of property and equipment associated with the store closures and employee severance.

     In the third quarter of 1998, the Company completed the remerchandising portion of its restructuring and repositioning plan announced in March 1997.

D. The third quarter ended September 27, 1998 and September 28, 1997 each contained 91 selling days. The nine periods ended September 27, 1998 and September 28, 1997 each contained 272 selling days.

E. Other income reflects the Company's gain or loss incurred from the sale of fixed assets. This activity was previously recorded as a part of selling, general and administrative expenses. The amounts reclassified were $0.1 million for the three periods ended September 28, 1997 and $2.5 million for the nine periods ended September 28, 1997. The sale of these assets were not related to the Restructuring Plan.

F. In July 1998, Service Plus Assurance Company Ltd., a wholly-owned insurance company incorporated under the laws of Bermuda, was established to provide coverage for the retained loss portion of the Company's workers' compensation and general liability coverage. Additionally, this subsidiary will share underwriting, limited risk and investment income with the administrators and insurers of its products warranty program and the Company's credit life program.

G. Basic net earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the year. Diluted net earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the year plus incremental shares that would have been outstanding upon the assumed vesting of dilutive restricted stock and the assumed exercise of dilutive stock options.

H. Cash payments for interest for the nine periods ended September 27, 1998 and September 28, 1997 were $52.6 million and $51.0 million, respectively. Cash payments (refunds) for income taxes for the nine periods ended September 27, 1998 and September 28, 1997 were ($17.3) million and $21.7 million, respectively. The net income tax refund for 1998 resulted primarily from the net operating loss ("NOL") recognized for the year ended December 28, 1997.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (continued)


I. In September 1997, the Company completed a five-year, $900 million, fully-committed, asset-based credit facility ("Amended and Restated Credit Facility"). The Amended and Restated Credit Facility currently includes $197 million in term loans and up to a maximum of $700 million in revolving loans including a $175 million sub-facility for letters of credit. The Amended and Restated Credit Facility matures on September 10, 2002. Interest rates on the Amended and Restated Credit Facility are subject to change based on a financial performance-based grid and cannot exceed a rate of LIBOR + 2.25% on revolving loans and LIBOR + 2.50% on the term loan. As of September 27, 1998, the revolving loans and the term loan carried a rate of LIBOR + 2.00%, or 7.62%, and LIBOR + 2.25%, or 7.87%, respectively. There is a commitment fee of 3/8% on the undrawn portion of the revolving loans. Short-term borrowings related to the Amended and Restated Credit Facility were $65.0 million and $125.4 million as of September 27, 1998 and September 28, 1997, respectively.

     On October 28, 1998, the Company amended the Amended and Restated Credit Facility to reduce the fixed charge coverage requirement (the ratio of earnings before interest, taxes, depreciation, amortization and rents to cash interest plus rents) from 1.25:1.0 to 1.05:1.0 for the fourth quarter of 1998.

     The Amended and Restated Credit Facility is secured by all material unencumbered assets of the Company and its subsidiaries, including inventory but excluding previously mortgaged property and leasehold interests. These security interests will automatically terminate when the Company's senior debt (or implied senior debt) achieves an investment grade credit rating or the Company meets certain operating performance targets.

     Borrowings under the Amended and Restated Credit Facility are limited based on (1) a borrowing base formula which considers eligible inventories, eligible accounts receivable and mortgage values on eligible real properties and (2) limitations contained in the Company's public senior subordinated debt indenture. Approximately $276.1 million of borrowings were unused and available under the Amended and Restated Credit Facility as of September 27, 1998.

J. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" in the first quarter of 1998. The Company's comprehensive loss and net loss for the three periods and nine periods ended September 27, 1998 and September 28, 1997 were equal.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (continued)


K. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." These pronouncements will be effective for financial statements beginning after December 15, 1997. In March 1998, the FASB issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This pronouncement will be effective for financial statements beginning after December 15, 1998. The Company anticipates that the adoption of these Statements will not have a material impact on its operating results or financial position.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This pronouncement will be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is still in the process of analyzing the impact of the adoption of this Statement.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company's liquidity, capital resources and results of operations may be affected from time to time by a number of factors and risks, including, but not limited to, continuing availability of trade credit; terms with vendors and floor planning arrangements; the Company's use of substantial financial leverage and the potential impact of such leverage on the Company's ability to execute its operating strategies; to withstand significant economic downturns and to repay its indebtedness; the Company's ability to fund, and its success in implementing plans regarding the Company's alternative store formats; the ability to fund and execute a strategic repositioning of the Company; competitive pressures from other retailers, including specialized retailers and discount stores which may affect the nature and viability of the Company's business strategy; trends in the economy as a whole, which may affect consumer confidence and consumer demand for the types of goods sold by the Company; availability, costs and terms of financing, including the risk of rising interest rates; the ability to maintain gross profit margins; the seasonal nature of the Company's business and the ability of the Company to predict consumer demand as a whole, as well as demand for specific goods; the ability of the Company to attract and retain customers by executing the Company's remerchandising strategy and improving customer service; costs associated with the shipping, handling and control of inventory and the Company's ability to optimize its supply chain; potential adverse publicity; availability and cost of management and labor employed; real estate occupancy and development costs, including the substantial fixed investment costs associated with opening, maintaining or closing a Company store and the ability to effect conversions to new technological systems, including becoming year 2000 compliant.

This report includes, and other reports and statements issued on behalf of the Company, may include certain forward-looking statements in reliance on the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the factors identified above. Actual results may differ materially from those anticipated in any such forward-looking statements. The Company undertakes no obligation to update or revise any such forward-looking statements.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

OVERVIEW

The Company has embarked on a plan to establish itself as a fresh new competitive fine jewelry and home specialty retailer. As anticipated, the execution of this plan during the first two months of this quarter resulted in significant expense to the Company, thus negatively impacting the third quarter results.

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

THIRD QUARTER ENDED SEPTEMBER 27, 1998 VS. THIRD QUARTER ENDED
SEPTEMBER 28, 1997

NET SALES

Net sales for the Company were $605.0 million for the third quarter of 1998 compared to $656.1 million for the third quarter of 1997. The $51.1 million decrease reflects the $20.4 million loss in sales associated with closed facilities as a result of restructuring and remerchandising activities and a 5.2% decrease in comparable store sales.

Net sales from operations excluding closing facilities as a result of restructuring and remerchandising activities for the third quarter of 1998 were $604.7 million versus $635.5 million for the same period in 1997. This represents a net sales decrease of $30.8 million, or 4.8%, with comparable store sales decreasing 5.2%. Jewelry comparable store sales increased 8.4%, while hardline comparable store sales were down 10.0%. Contributing to the overall comparable store sales decline was the disruption caused by both the reformatting of the store selling floor and the clearance of discontinued merchandise in connection with the new format conversion. Additionally, the Company's mail order sales contributed to approximately 17% of the overall comparable store sales decline. The negative impact is believed to be the result of the elimination of the Fall Catalog.

Net sales from closing facilities as a result of restructuring and remerchandising activities were $0.3 million for the third quarter of 1998 versus $20.7 million for these same facilities and merchandise classifications for the same period last year.

GROSS MARGIN

Gross margin, after buying and occupancy expenses, for the Company for the third quarter of 1998 was $138.3 million, or 22.9% of net sales compared to $151.2 million, or 23.0% of net sales for the prior year quarter.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Gross margin, after buying and occupancy expenses, excluding closing facilities as a result of restructuring and remerchandising activities, was $141.2 million, or 23.3% of net sales for the third quarter of 1998 compared to $149.4 million, or 23.5% of net sales for the prior year quarter. The relatively flat gross margin rate reflects the clearance markdowns prevalent during the quarter, offset by the transition to an assortment of merchandise that has higher margins than previously sold by the Company in prior quarters.

Gross margin, after buying and occupancy expenses, from closing facilities as a result of restructuring and remerchandising activities was ($2.9) million for the third quarter of 1998 compared to $1.8 million for the prior year quarter. The impact on gross margin recognized in the third quarter of 1998 is due to the clearance of certain discontinued merchandise and the recognition of a $2.9 million write-down in order to reduce discontinued inventory items to their net realizable value.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the third quarter of 1998 were $166.8 million, or 27.6% of net sales, versus $154.3 million, or 23.5% of net sales for the third quarter of 1997. The $12.5 million increase is primarily attributable to increased expenses associated with operations excluding closing facilities as a result of restructuring and remerchandising activities.

Selling, general and administrative expenses, excluding closing facilities as a result of restructuring and remerchandising activities, increased $14.7 million to $166.7 million, or 27.6% of net sales, as compared to $152.0 million, or 23.9% of net sales for the third quarter last year. The increase is primarily attributable to an increase in advertising, promotional programs and employment as part of the transition effort and Labor Day kick-off of the new store format. This increase was partially offset by $3.6 million in income from the Company's private label credit card program.

Selling, general and administrative expenses of closing facilities as a result of restructuring and remerchandising activities were $0.1 million, or 19.1% of sales from closing facilities as a result of restructuring and remerchandising activities for the third quarter of 1998 compared to $2.2 million, or 10.8% of sales from closing facilities as a result of restructuring and remerchandising activities for the prior year quarter.

OTHER INCOME

In the third quarter of 1998, other income increased to $0.8 million from $0.1 million in the third quarter 1997. This increase was primarily due to a gain on the disposal of a property not included in the Restructuring Plan.

INTEREST EXPENSE

Interest expense was $19.4 million for both the third quarter of 1998 and 1997. Interest expense remained flat as the term loan was outstanding for the entire quarter in 1998 offset by lower average borrowings against the revolver under the Company's Amended and Restated Credit Facility.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

INCOME TAXES

The Company recognized an income tax benefit of $22.9 million and $13.4 million for the third quarter ended September 27, 1998 and September 28, 1997, respectively. The effective tax rate for the third quarter ended September 27, 1998 and September 28, 1997 was 37.5%. For the fiscal year ended December 28, 1997 the effective income tax rate was 37.5%.

NINE PERIODS ENDED SEPTEMBER 27, 1998 VS. NINE PERIODS ENDED
SEPTEMBER 28, 1997

NET SALES

Net sales for the Company were $1,884.3 million for the first nine periods of 1998 compared to $2,219.9 million for the first nine periods of 1997. The decrease of $335.6 million, or 15.1% reflects the $219.1 million loss in sales associated with closed facilities as a result of restructuring and a 6.4% decrease in comparable store sales. Jewelry comparable store sales increased 2.9% while hardline comparable store sales were down 9.7%. Contributing to the overall comparable store sales decline was the conversion of the Company's traditional store format and merchandise selections into a new business design during both the second and third quarters of 1998.

GROSS MARGIN

Gross margin, after buying and occupancy expenses, for the first nine periods of 1998 was $444.9 million, or 23.6% of net sales compared to $489.0 million, or 22.0% of net sales for the same period last year. The improved gross margin rate reflects the Company's focus on higher margin categories and a shift in sales mix towards jewelry offset by a $7.9 million write-down reducing discontinued inventory items to their net realizable value. Additionally, the gross margin rate for the first nine periods of 1997 was impacted by significant merchandise discounts associated with inventory liquidations. The decline in gross margin dollars reflects the closure of 53 stores under the Restructuring Plan.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased to $464.6 million, or 24.7% of net sales, for the first nine months of 1998 compared to $498.0 million, or 22.4% of net sales for the same period a year ago. The decrease in selling, general and administrative dollars is primarily attributable to the lower operating expenses resulting from the closure of 53 stores under the Restructuring Plan and income of $16.7 million recognized from the Company's private label credit card program. This decrease was partially offset by increased advertising and employment expenses of operations excluding closing facilities as a result of restructuring and remerchandising activities incurred primarily in the third quarter of 1998.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


OTHER INCOME

In the nine periods ended September 27, 1998, other income increased $8.6 million to $11.1 million from $2.5 million for the same period last year. The increase was primarily the result of a $6.0 million gain recognized from the sale/leaseback of its corporate aircraft and $2.6 million gain recorded on the disposal of two vacant properties.

INTEREST EXPENSE

Interest expense for the first nine periods of 1998 was $58.5 million as compared to $55.7 million for the same period a year ago. Interest expense for the year increased primarily due to the addition of the term loan being outstanding for the entire nine periods partially offset by lower average borrowings against the revolver under the Company's Amended and Restated Credit Facility.

INCOME TAXES

The Company recognized an income tax benefit of $41.1 million for the first nine months of 1998 compared to $88.3 million for the same period a year ago. The decrease in the benefit is primarily due to the $129.5 million restructuring charge recorded in the first quarter of 1997. The estimated annual effective tax rate for the nine periods ended September 27, 1998 and September 28, 1997 was 37.5%. For the fiscal year ended December 28, 1997, the effective income tax rate was 37.5%.

RESTRUCTURING CHARGE, STORE LIQUIDATION AND REMERCHANDISING PROGRAM

On March 25, 1997, the Company adopted the Restructuring Plan to close 60 stores and one distribution center. As a result, a pre-tax charge of $129.5 million for restructuring costs was taken in the first quarter of 1997. The components of the restructuring charge and the amounts charged against the accrual from March 25, 1997 to September 27, 1998 and from December28, 1997 through September 27, 1998 are outlined, respectively, in the following tables:

                                                                           Activity to Date
                                                             -----------------------------------------
                                               Accrued                                                       Accrued
                                          Restructuring Costs                                           Restructuring Costs
                                                as of        Restructuring      Asset      Change In          as of
         (In thousands)                     March 25, 1997    Costs Paid     Write-downs    Estimate    September 27, 1998
                                          ------------------ -------------- -------------- ----------- --------------------
         Lease termination and other real
            estate costs                      $  83,225        $ (24,303)     $       -     $  4,293          $   63,215
         Property and equipment write-downs      32,915                -        (32,096)        (819)                  -
         Employee severance                       4,869           (3,624)             -       (1,245)                  -
         Other exit costs                         8,501           (4,072)             -       (2,229)              2,200
                                          ------------------ -------------- -------------- ----------- --------------------
            Total                             $ 129,510        $ (31,999)     $ (32,096)    $      -              65,415
                                          ================== ============== ============== ===========
            Less: Current portion                                                                                (12,581)
                                                                                                           ----------------
                                                                                                              $   52,834
                                                                                                           ================


                                      -15-

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                                                                           1998 Activity
                                                             -----------------------------------------
                                               Accrued                                                       Accrued
                                          Restructuring Costs                                           Restructuring Costs
                                                as of        Restructuring      Asset      Change In          as of
         (In thousands)                   December 28, 1997    Costs Paid    Write-downs    Estimate    September 27, 1998
                                          ------------------ -------------- -------------- ----------- --------------------
         Lease termination and other real
            estate costs                      $  73,511        $ (11,491)     $       -     $  1,195          $   63,215
         Property and equipment write-downs           -                -            819         (819)                  -
         Employee severance                         531             (155)             -         (376)                  -
         Other exit costs                         2,200                -              -            -               2,200
                                          ------------------ -------------- -------------- ----------- --------------------
            Total                             $  76,242        $ (11,646)     $     819     $      -              65,415
                                          ================== ============== ============== ===========
            Less: Current portion                                                                                (12,581)
                                                                                                           ----------------
                                                                                                              $   52,834
                                                                                                           ================




The closing of nine stores during the first half of 1998 brought the total number of closures in accordance with the Restructuring Plan to 53 stores and one distribution center. Store closures related to the Restructure Plan were completed as of May 1998. Impairment charges recognized on the nine stores closed in 1998 were $4.2 million. The Company closed less than 60 stores primarily due to the inability to negotiate acceptable exit terms from the related lessors.

Restructuring costs paid during the first three quarters of 1998 relate primarily to lease termination and other real estate costs. Lease termination and other real estate costs consist principally of the remaining rental payments required under the closing stores' lease agreements, net of any actual or reasonably probable sublease income, as well as early termination costs. The Company will pay lease termination fees as the Company is able to obtain such terminations. The leases remaining on closed locations as of September 27, 1998 vary in length with expiration dates ranging from February 1999 to December 2030. The ultimate timing of lease payments will depend on the Company's ability to negotiate acceptable lease exit terms.

Changes in estimates are representative of conditions existing as of September 27, 1998. Due to unfavorable sublease and termination experience during 1998, the Company increased the estimate for lease termination and other real estate costs. These unfavorable results have been offset by favorable experience related to the sale of property and equipment associated with the store closures and employee severance.

The Restructuring Plan was based on an analysis of individual store performance based on cash flow return on committed capital, fit within marketing demographic profiles and strategic geographic positioning. After the effect of charges and costs related specifically to the closings, the immediate ongoing impact of the closings on net income was insignificant as the stores closed were near break-even contributors.

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

In the third quarter of 1998, the Company completed the remerchandising portion of its restructuring and repositioning plan announced in March 1997.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased to $486.1 million at the end of the third quarter of 1998 from $533.6 million at September 28, 1997, a decrease of $47.5 million or 8.9%. Short-term borrowings totaled $65.0 million outstanding ($276.1 million available for borrowing) at September 27, 1998 compared to $125.4 million outstanding ($327.7 million available for borrowing) at September 28, 1997. Inventory balances at the end of the third quarter of 1998 decreased by $121.4 million primarily due to the transition of the merchandise selections and supply chain initiatives. Accounts payable decreased by $48.9 million to $398.5 million compared to the third quarter of 1997 primarily due to decreased purchase volumes. Additionally, accrued expenses increased $38.2 million primarily due to an increase in accrued advertising primarily related to the Labor Day kickoff and an increase in other miscellaneous accruals.

Working capital requirements fluctuate significantly during the year due to the seasonal nature of the Company's business. These requirements are financed through a combination of internally generated cash flow from operating activities, short-term seasonal borrowings, long-term financing, trade credit, terms with vendors and floor planning arrangements. The current ratio at September 27, 1998 and September 28, 1997 was 1.7:1 and 1.6:1, respectively.

The Company's liquidity and capital resources may be affected by a number of factors and risks (many of which are beyond the control of the Company), including, but not limited to, the availability of cash flows from operations and the availability of trade credit, terms with vendors and floor planning arrangements, each of which may fluctuate from time to time and are subject to change or terminations on short notice. If any such sources of liquidity were unavailable or substantially reduced, the Company would explore other sources of liquidity. There can be no assurance other sources of liquidity would be available or available on terms acceptable to the Company. The Company may need additional capital to implement its strategy relating to alternative store formats. While the Company intends to explore various alternatives for additional capital, if needed, there can be no assurance such capital would be available or available on terms acceptable to the Company.

In September 1997, the Company completed a five-year, $900 million, fully-committed, asset-based credit facility ("Amended and Restated Credit Facility"). The Amended and Restated Credit Facility currently includes $197 million in term loans and up to a maximum of $700 million in revolving loans including a $175 million sub-facility for letters of credit. The Amended and Restated Credit Facility matures on September 10, 2002. Interest rates on the Amended and Restated Credit Facility are subject to change based on a financial performance-based grid and cannot exceed a rate of LIBOR + 2.25% on revolving loans and LIBOR + 2.50% on the term loan. As of September 27, 1998, the revolving loans and term loan carried a rate of LIBOR + 2.00%, or 7.62%, and LIBOR + 2.25%, or 7.87%, respectively. There is a commitment fee of 3/8% on the undrawn portion of the revolving loans.

On October 28, 1998, the Company amended the Amended and Restated Credit Facility to reduce the fixed charge coverage requirement (the ratio of earnings before interest, taxes, depreciation, amortization and rents to cash interest plus rents) from 1.25:1.0 to 1.05:1.0 for the fourth quarter of 1998. The Company paid a fee of $1.3 million in connection with this amendment.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Amended and Restated Credit Facility is secured by all material unencumbered assets of the Company and its subsidiaries, including inventory but excluding previously mortgaged property and leasehold interests. These security interests will automatically terminate when the Company's senior debt (or implied senior debt) achieves an investment grade credit rating or the Company meets certain operating performance targets.

Borrowings under the Amended and Restated Credit Facility are limited based on
(1) a borrowing base formula which considers eligible inventories, eligible accounts receivable and mortgage values on eligible real properties and (2) limitations contained in the Company's public senior subordinated debt indenture.

Total long-term debt, including current maturities and capitalized leases, decreased to $758.7 million at September 27, 1998 from $796.9 million at September 28, 1997. The decrease in total long-term debt was primarily attributable to scheduled payments on mortgages, industrial revenue bonds and capitalized leases.

Additions to owned property and equipment were $30.7 million for the nine periods ended September 27, 1998 compared to $23.6 million for the same period last year. The Company operated 354 stores as of September 27, 1998, a net decrease of 5 stores from September 28, 1997. The Company expects to incur capital expenditures of approximately $54 million during fiscal 1998 and plans to fund these expenditures through a combination of cash flows from operations and borrowings under the Amended and Restated Credit Facility. Additionally, the Company has allocated $12.4 million of restricted cash to fund its credit card program as of September 27, 1998.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This pronouncement will be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is still in the process of analyzing the impact of the adoption of this Statement.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


YEAR 2000 COMPLIANCE

The Company is currently conducting an organization wide program to ensure that all the systems critical to the operation of the Company are Year 2000 ("Y2K") compliant. In all categories the awareness and assessment phases are complete. The renovation, validation (including testing) and implementation phases are currently in progress. As of September 27, 1998, Information Technology supported systems are approximately 80% complete. Non-information Technology systems (end user systems) are approximately 85% complete. It is expected that Information Technology supported systems will be completed by the end of the second quarter of 1999 and end user systems will be completed in the first quarter of 1999. In the course of our preparation for Y2K, we have corresponded with all software vendors, financial institutions, and our top 1,000 merchandise vendors and we are monitoring their progress.

Replacement, conversion and testing of hardware and systems applications are expected to cost between $2.5 million and $3.0 million. To date, approximately $2 million of costs have been incurred. These costs are being expensed as incurred.

Given that there can be no assurance that the systems of other entities on which the Company relies will be Y2K compliant in a timely manner, the major risk factor associated with Y2K pertains to our third party relationships. The Company is currently developing contingency plans to address a potential worst case scenario involving difficulties experienced by the U.S. Postal Service in the distribution of direct mailings and other publications. If such an event occurs, the Company would have to insert its publications into local newspapers and other publications in lieu of mailing them. If local utility companies are unable to provide services to any of our locations, there is no contingency plan in place and our business would be at risk.

                                         PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        Not applicable.

Item 2. Changes in Securities and Use of Proceeds

        On October 28, 1998, the Company amended the Amended and Restated Credit Facility to reduce the fixed charge coverage requirement (the ratio of earnings before interest, taxes, depreciation, amortization and rents to cash interest plus rents) from 1.25:1.0 to 1.05:1.0 for the fourth quarter of 1998.

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

Item 6. Exhibits and Reports on Form 8-K

        6(a) Exhibits filed with this Form 10-Q

        Exhibit No. Under Items
        601 of Regulation S-K          Brief Description
        -----------------------        -----------------

               10.1 Retirement benefits agreement dated June 25,1998 regarding Raymond Zimmerman, former Chief Executive Officer.

               27.1                    Financial Data Schedule for the
                                       Third Quarter Ended September 27, 1998.

               27.2                    Financial Data Schedule for the
                                       Third Quarter Ended September 28, 1997.

        6(b) Reports on Form 8-K

        There were no reports on Form 8-K during the third quarter ended September 27, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   SERVICE MERCHANDISE
                                                   COMPANY, INC.




     Date:   November 10, 1998                  /s/  Gary M. Witkin
                                                -------------------
                                                Gary M. Witkin
                                                President
                                                (Chief Executive Officer)




     Date:   November 10, 1998                   /s/  S. Cusano
                                                 --------------
                                                 S. Cusano
                                                 Executive Vice President
                                                 and Chief Financial Officer
                                                 (Chief Financial Officer)




     Date:   November 10, 1998                   /s/  Steven F. McCann
                                                 ---------------------
                                                 Steven F. McCann
                                                 Senior Vice President, Finance
                                                 (Chief Accounting Officer)