Form 10-K405
period 1999-01-03
SERVICE MERCHANDISE CO INC
filed 1999-04-05
CIK 89107

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 3, 1999.


                           Commission File No. 1-9223

                        SERVICE MERCHANDISE COMPANY, INC.
                   (Debtor-in-Possession as of March 27, 1999)
             (Exact Name of Registrant as Specified In Its Charter)



          TENNESSEE                                              62-0816060
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

P.O. BOX 24600, NASHVILLE, TN (MAILING ADDRESS)
7100 SERVICE MERCHANDISE DRIVE, BRENTWOOD, TN                    37202-4600
   (Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number including area code: (615) 660-6000

          Securities registered pursuant to Section 12(b) of the Act:

            Title of Class                                       Name of Exchange on
            --------------                                        Which Registered
                                                                  ----------------

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of February 28, 1999, there were outstanding 100,267,293 shares of the Registrant's common stock, $.50 par value (the "Common Stock"). The aggregate market value of the Common Stock held by non-affiliates on February 28, 1999 (based upon the average of the high and low sales prices of such stock as of such date) was $55,010,205. This calculation assumes that all shares of Common Stock beneficially held by officers and members of the Board of Directors of the Registrant are owned by "affiliates," a status which each of the officers and directors may individually disclaim.

                                TABLE OF CONTENTS

                                                                                                                          Page
                                                                                                                           No.
                                                                                                                          ---

PART I ....................................................................................................................1
        Item 1.        Business............................................................................................1
        Item 2.        Properties .........................................................................................4
        Item 3.        Legal Proceedings...................................................................................7
        Item 4.        Submission of Matters to a Vote of Security Holders.................................................7

PART II ...................................................................................................................7
        Item 5.        Market for the Registrant's Common Stock and Related Stockholder Matters............................7
        Item 6.        Selected Financial Data.............................................................................8
        Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations...............9
        Item 7A.       Quantitative and Qualitative Disclosures about Market Risk.........................................20
        Item 8.        Financial Statements and Supplementary Data........................................................21
        Item 9.        Changes in and Disagreements With Independent Auditors on Accounting and Financial Disclosure......46

PART III..................................................................................................................46
        Item 10.       Directors and Executive Officers of the Registrant.................................................46
        Item 11.       Executive Compensation.............................................................................48
        Item 12.       Security Ownership of Certain Beneficial Owners and Management.....................................54
        Item 13.       Certain Relationships and Related Transactions.....................................................55

PART IV ..................................................................................................................56
        Item 14.       Exhibits, Financial Statement Schedule, and Reports on Form 8-K ...................................56

                                     PART I

         Except where the context indicates otherwise, the "Company" means Service Merchandise Company, Inc. and its subsidiaries and the "Registrant" means Service Merchandise Company, Inc. without reference to its subsidiaries. Information included in this Annual Report on Form 10-K, unless indicated to be given as of a specified date or for a specified period, is given as of January 3, 1999.

ITEM 1.  BUSINESS

         The Company, with 350 stores in 34 states at January 3, 1999, is one of the nation's largest retailers of jewelry and offers a selection of brand-name hard goods and other product lines. During the year ended January 3, 1999 ("fiscal 1998"), the Company remerchandised its product offerings and attempted to reposition itself in the mind of consumers as a specialty retailer focused on jewelry and home products rather than a catalog showroom. The result was a merchandise mix which provided more emphasis on higher margin home accents and furnishings. Additionally, the Company ceased distribution of its traditional fall catalog during fiscal 1998.

         As a result of the Company's decreased net sales in the fourth quarter of fiscal 1998 and the resulting negative cash flows from operations, in January 1999 the Company began an effort to effect an out-of-court restructuring plan. As part of this out-of-court restructuring plan, on January 20, 1999, the Company entered into a new credit facility with Citibank N.A. (the "Second Amended and Restated Credit Facility"). The Company also developed a plan to close up to 132 stores, up to four distribution centers and to reduce corporate overhead (the "Rationalization Plan"). In March 1999, as part of the Rationalization Plan, the Company announced the closing of the Dallas distribution center and the reduction of its workforce at its Nashville corporate offices by 150 employees.

PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

         Before the Company was able to effect an out-of-court restructuring, on March 15, 1999, five of the Company's vendors filed an involuntary petition for reorganization under Chapter 11 ("Chapter 11") of title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Middle District of Tennessee (the "Bankruptcy Court") seeking court supervision of the Company's restructuring efforts. On March 27, 1999, the Company and 31 of its subsidiaries (collectively, the "Debtors") filed voluntary petitions with the Bankruptcy Court for reorganization under Chapter 11 under case numbers 399-02649 through 399-02680 (the "Chapter 11 Cases") and orders for relief were entered by the Bankruptcy Court. The Chapter 11 Cases have been consolidated for the purpose of joint administration under Case No. 399-02649. The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code.

         Actions to collect pre-petition indebtedness are stayed and other contractual obligations against the Debtors may not be enforced. In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts, including lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Bankruptcy Court. Although the Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy in 2000 or 2001, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan(s) will be consummated. As provided by the Bankruptcy Code, the Debtors initially have the exclusive right to submit a plan of reorganization for 120 days. Further extensions may be sought and may be granted or rejected by the Bankruptcy Court. If the Debtors fail to file a plan of reorganization during such period or if such plan is not accepted by the required number of creditors and equity holders, any party in interest may subsequently file its own plan of reorganization for the Debtors. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. A plan of reorganization could also result in holders of the Common Stock receiving no value for their interests. Because of such possibilities, the value of the Common Stock is highly speculative.

         At the first day hearing held on March 29, 1999 before Judge George C. Paine, the Bankruptcy Court entered first day orders granting authority to the Debtors, among other things, to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations, to pay vendors and other providers in the ordinary course for goods and services received from March 15, 1999, and to honor customer service programs, including warranties, returns, layaways and gift certificates.

         The Company has entered into an agreement dated March 29, 1999 with Citicorp USA, Inc., as administrative agent, BankBoston, N.A. as documentation agent and collateral monitoring agent, and Salomon Smith Barney Inc. as sole arranger and book manager, for a debtor-in-possession credit facility (the "DIP Facility") under which the Company may borrow up to $750 million, subject to certain limitations, to fund ongoing working capital needs while it prepares a reorganization plan. The DIP Facility includes $100 million in term loans and a maximum of $650 million in revolving loans. Financial covenants are subject to amendment pending the finalization of the Company's business plan. The DIP Facility includes a $200 million sub-facility for standby and trade letters of credit. Interest rates on the DIP Facility are based on either the Citibank N.A. Alternative Base Rate plus 1.25% for ABR Loans or 2.25% over LIBOR for Eurodollar Loans. The DIP Facility is secured by substantially all of the assets of the Company and its subsidiaries, subject only to valid, enforceable, subsisting and non-voidable liens of record as of the date of commencement of the Chapter 11 Cases and other liens permitted under the DIP Facility.

         Borrowings under the DIP Facility are limited based on a borrowing base formula which considers eligible inventories, eligible accounts receivable, trade letters of credit and mortgage values on eligible real properties. The DIP Facility contains restrictive covenants which are substantially similar to those contained in the Second Amended and Restated Credit Facility, and are subject to amendment pending finalization of the Company's business plan. The Company's ability to obtain new borrowings after the first anniversary of the DIP Facility is subject to the Company and the lenders having agreed to a business plan and revised financial and other covenants.

         On March 29, 1999, the Bankruptcy Court approved the DIP Facility on an interim basis. The final hearing with respect to the DIP Facility has been set for April 27, 1999. The Company believes the DIP Facility (if finally approved by the Bankruptcy Court) should provide it with adequate liquidity to conduct its operations while it prepares a reorganization plan.

         At this time, it is not possible to predict the outcome of the Chapter 11 Cases or their effect on the Company's business. Reference is made to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Note B of Notes to Consolidated Financial Statements, and the Report of Independent Auditors included herein which includes an explanatory paragraph concerning a substantial doubt as to the Company's ability to continue as a going concern. If it is determined that the liabilities subject to compromise in the Chapter 11 Cases exceed the fair value of the assets, unsecured claims may be satisfied at less than 100% of their face value and the equity interests of the Company's shareholders may have no value.

GENERAL

         The Company is one of the nation's largest retailers of jewelry and offers a selection of brand-name hard goods and other product lines. Product offerings are marketed to customers primarily through direct mail flyers, newspaper inserts and television advertising. While customers may purchase products through mail order, telephone order or via the Company's Internet web site, the majority of purchases occur directly in a Company store.

         The typical store consists of approximately 50,000 square feet of total space (approximately 27,000 square feet selling space and 23,000 square feet warehouse space) and is situated on a stand-alone lot or as an anchor in a suburban mall or strip center. The Company also operates seven Service Select stores, an 11,000 - 14,000 square foot format that carries a full line of jewelry and an edited assortment of hardlines. The Company's stores are divided into thematic product categories. In the Fine Jewelry department, merchandise is displayed in showcases. In certain other departments, a sample of the merchandise is displayed, and customers select their purchases via a "pull tag" system. The pull tag is taken to a cashier, the product is paid for and the merchandise is delivered to a pick-up station. In self-service departments, customers select merchandise from a shelf or display and take it to a checkout counter to finalize the purchase. In fiscal 1998, the Company transitioned from a showroom retailer to a self-service retailer. Except for certain electronics, large fitness equipment and jewelry, almost all product categories may now be shopped on a self-service basis.

         The Company implemented a new private label credit card program in January 1998 (the "Program Agreement"). Sales on the credit card generate accounts receivable which are owned by World Financial Network National Bank ("WFNNB") who reimburses the Company for the value of such credit sales. The agreement between the Company and WFNNB provides for daily advances to the Company for the prior day's sales and a monthly settlement for contractual amounts owed by each party related to the receivables portfolio. During fiscal 1998, the credit card program provided a pre-tax income contribution of $19.6 million. The occurrence of an Event of Bankruptcy (as defined in the Program Agreement) constitutes an Early Termination Event if (a) WFNNB was unable to arrange for alternative sources of funding, or (b) the Company does not obtain an order from the Bankruptcy Court within 10 days of an Event of Bankruptcy authorizing and approving the Program Agreement and continuation of the program. Such an Early Termination Event provides WFNNB the right to terminate the Program Agreement and the program. The Company believes that the program may be terminated in fiscal 1999. If the program is terminated, it will result in suspension of the use of private label credit cards. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Selling, General and Administrative Expenses" and Note Q of Notes to Consolidated Financial Statements.

         Virtually every transaction in the store that involves payment, customer information or inventory is recorded and transmitted, on a daily basis, via satellite to a central information system at the Company's corporate offices. In addition, by using the computer, customers may be provided with suggested alternative items, back-order information, online mail orders, gift registry, special orders and layaway information.

         The Company's computerized daily inventory system tracks the status (on hand, on order, or in transit), location and history of inventory in the retail network. The raw data is used in the Company's inventory replenishment system which tracks inventory positions, sales data and sales forecasts and generates either suggested transfers from distribution centers or suggested purchase order quantities. The inventory system also records all sales information to produce daily margin reports with historical comparisons.

         The Company's information systems track customers' purchases and facilitate tailoring the Company's mailing lists to meet specific objectives. The Company maintains a household database of information on over 24 million households that is updated with each purchase. This database allows the Company to target customers based on specific criteria, including the categories purchased, the frequency of purchases and the value of those purchases.

SEASONALITY AND COMPETITION

         The Company's business is highly seasonal, with the Christmas season being the largest volume-selling period of the year. In preparation for the Christmas season, the Company significantly increases its merchandise inventories, which traditionally have been financed by internally generated funds, short-term borrowings, trade credit and terms from vendors. The Company's profitability and cash flows are primarily dependent upon the large sales volume generated during the fourth quarter of its fiscal year. Fourth quarter net sales accounted for 40.6% of total net sales in fiscal 1998.

         The Company is engaged in a highly competitive business and competes with most nationally known jewelry and general retail merchandisers including department, general merchandise, specialty and discount stores. Many of these competitors are larger and have greater financial resources than the Company. The Company considers quality, value, merchandise mix, service, quality of shopping experience and location to be the most significant competitive factors in its retailing business.

SUPPLIERS

         The Company purchases merchandise from approximately 1,700 suppliers, most of which are manufacturers. Generally, most merchandise is shipped to the Company's regional distribution centers and transported to the stores by commercial contract carriers. In fiscal 1998, the largest vendor accounted for approximately 7.8% of total cash disbursements for inventory items. On January 27, 1999, the Company announced that it had suspended payment on unpaid invoices for goods shipped prior to January 8, 1999, totaling approximately $200 million related to trade payables for merchandise from vendors. The Company also announced its intent to pay on a current basis invoices for goods shipped after January 8, 1999. Prior to the filing of the Chapter 11 Cases, the Company's ability to purchase merchandise was adversely affected by its lack of cash reserves and the Company's deteriorating financial performance. Certain vendors refused to ship merchandise to the Company or would only ship on a cash in advance basis. As a result of the Chapter 11 Cases and the DIP Facility, the Company intends to pay suppliers for merchandise received post-petition. The Company believes its ability to acquire merchandise from its suppliers is adequate to supply its business needs.

         The Company's direct import program is responsible for sourcing and repackaging many promotional and seasonal items. Direct import purchases, which totaled approximately $250.2 million in fiscal 1998, allow the Company to reduce many traditional cost factors, thereby lowering the cost of merchandise sold in several product lines. In addition to its direct import program, the Company imports diamonds, gemstones and gold which are used by contract fabricators in the manufacturing of jewelry items.

EMPLOYEES

         The number of persons employed by the Company fluctuates seasonally. During fiscal 1998, the number of active employees varied from approximately 23,600 to approximately 42,700 including both permanent and temporary employees. As of January 3, 1999, the Company had 23,409 permanent employees, of whom 84% were hourly-paid personnel engaged in non-supervisory activities; the balance consisted of administrative, executive, distribution center and store management personnel. In March 1999, the Company began a program to reduce its workforce as part of its Rationalization Plan. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview -- Out-of-Court Restructuring Plan." None of the Company's employees are covered by a collective bargaining agreement. The Company has never experienced a work stoppage due to a labor disagreement. The Company has experienced a material loss of its workforce primarily due to the uncertainty surrounding the Company's deteriorating financial condition and as a result of the filing of the Chapter 11 Cases. The Company anticipates implementing an employee retention plan, subject to Bankruptcy Court approval, which the Company believes will enhance its ability to retain employees.

ITEM 2.  PROPERTIES

         The Company leases and owns retail store facilities, warehouses and office space. The Company has financed a number of its owned facilities out of internally generated funds. Some owned facilities have ground leases on a long-term basis, some are financed through industrial development financing under which the Company either has ownership or a right to obtain ownership and others are financed by real estate mortgages. The Company occupies office space in two locations in greater Nashville, Tennessee, both of which are owned by the Company. In March 1999, the Company announced a program to close up to 132 under performing stores as part of its Rationalization Plan. During the pendency of the Chapter 11 Cases, the Company expects to evaluate its properties and may seek to reject a number of leases, including those related to stores scheduled to be closed.

DISTRIBUTION CENTERS

         The Company operated seven distribution centers and one return center (Bowling Green, Kentucky) as of January 3, 1999. These distribution centers are located in Florida, New York, Tennessee, and Texas, and contain an aggregate of approximately 3,102,000 square feet as set forth below:

      Center Location                   Sq. Feet               Owned/Leased                         Lease Term
      ---------------                   --------               ------------                         ----------

Orlando, FL                             460,000                    Leased               Primary term extends through 6/30/00 with
                                                                                        renewal options through 6/30/22

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

Dallas, TX                              594,000                    Leased               Primary term extends through 1/31/01 with
                                                                                        renewal options through 1/31/06

Bowling Green, KY (Return               180,000                    Leased               Primary term extends through 12/31/00 with
Center)                                                                                 renewal options through 12/31/25


          In March 1999, the Company adopted a Rationalization Plan pursuant to which it may close up to four distribution centers and it has announced the closing of the Dallas distribution center.

RETAIL STORES

         As of January 3, 1999, the Company operated 350 retail stores (typically consisting of approximately 50,000 square feet) as follows:

                                                                                         Number of
                                                                                           Stores
                                                                                           ------

Owned land and building                                                                        90

Long-term ground lease with an owned building                                                  36

Owned land with industrial development financing under which the                                2
Company has ownership or a right to obtain ownership of the building

Leased                                                                                        237

Stores which have been subleased                                                              (15)
                                                                                           ------
Total                                                                                         350
                                                                                           ======

         Most of the leases contain renewal or purchase options. See Note I of Notes to Consolidated Financial Statements for information concerning the Company's lease commitments. In March 1999, the Company adopted a Rationalization Plan pursuant to which it may close up to 132 stores.

                        SERVICE MERCHANDISE COMPANY, INC.
                                 STORE LOCATIONS


         The numbers in parentheses show the number of stores per state and where there is more than one store in any city, the number of stores in such city as of fiscal year-end. An asterisk denotes locations with one or more stores closed or scheduled to be closed as of April 2, 1999. As of January 3, 1999 the Company operated 350 stores in 34 states. As of April 2, 1999, the Company operates 343 stores in 34 states.

   ALABAMA (7)                    GEORGIA (14)            MARYLAND (6)              NEW YORK (20)          SOUTH CAROLINA (5)
   Birmingham (2)              *  Atlanta (8)             Baltimore              *  Albany                 Charleston
   Huntsville (2)                 Augusta                 Columbia               *  Binghamton             Columbia
   Mobile                         Buckhead             *  Forestville            *  Buffalo                Greenville
   Montgomery                     Columbus             *  Frederick              *  East Meadow         *  Greenwood
   Tuscaloosa                     Douglasville         *  Salisbury                 Hartsdale           *  Sumter
   ARIZONA (3)                    Macon                *  Waldorf                *  Huntington             TENNESSEE (17)
   Glendale                       Savannah                MASSACHUSETTS(11)         Lake Grove             Cookeville
   Mesa (2)                       ILLINOIS (22)           Auburn                 *  Lawrence            *  Chattanooga (2)
   ARKANSAS (4)                *  Chicago (22)         *  Boston (7)             *  Massapequa             Jackson
*  Fayetteville                   INDIANA (14)         *  Holyoke                   Middletown             Johnson City
*  Fort Smith                     Bloomington          *  Lanesboro/Pittsfield   *  Nanuet              *  Kingsport
*  Little Rock (2)                Clarksville             Swansea                   Patchoque           *  Knoxville (2)
   CALIFORNIA (2)                 Evansville              MICHIGAN (13)          *  Plattsburgh         *  Memphis (4)
   San Francisco                  Fort Wayne           *  Ann Arbor                 Poughkeepsie        *  Nashville (5)
   San Jose                       Griffith             *  Detroit (8)               Queens                 TEXAS (40)
   COLORADO (1)                   Indianapolis (4)     *  Flint                  *  Rochester (2)       *  Abilene
*  Pueblo                      *  Kokomo               *  Lansing (2)            *  Syracuse            *  Amarillo
   CONNECTICUT (6)             *  Lafayette            *  Waterford              *  Utica                  Arlington
   Danbury                        Merrillville            MISSISSIPPI (6)        *  Yorktown Heights       Austin
   Derby                          South Bend           *  Gautier                   NORTH CAROLINA (7)     Beaumont
   Hartford (2)                *  Terre Haute          *  Gulfport                  Charlotte (2)       *  College Station
   Orange                         KANSAS (3)              Hattiesburg               Fayetteville        *  Corpus Christi
*  Waterbury                      Overland Park        *  Jackson (2)               Gastonia            *  Dallas (6)
   DELAWARE (3)                   Wichita (2)             Meridian                  Greensboro             El Paso
   Dover                          KENTUCKY (9)            MISSOURI (7)              Raleigh (2)            Ft. Worth (2)
   Wilmington (2)                 Bowling Green        *  Independence              OHIO (12)              Harlingen
   FLORIDA (50)                   Elizabethtown           Springfield            *  Akron                  Houston (9)
   Boca Raton                     Florence             *  St. Louis (5)          *  Canton                 Lake Jackson
   Boynton Beach                  Lexington               NEVADA (3)                Cincinnati (4)         Laredo
*  Coral Springs               *  Louisville (3)       *  Las Vegas (2)          *  Columbus (2)           Longview
*  Davie                          Owensboro            *  Reno                   *  Lima                *  Lubbock
   Daytona Beach                  Paducah                 NEW HAMPSHIRE (5)      *  Mansfield           *  McAllen (2)
   Ft. Myers                      LOUISIANA (14)          Dover                  *  Toledo (2)          *  Midland
   Gainesville                 *  Alexandria              Manchester                OKLAHOMA (7)        *  San Angelo
   Jacksonville (3)            *  Baton Rouge (2)         Nashua                 *  Norman                 San Antonio (3)
   Lakeland                       Houma                   Plaistow               *  Oklahoma City (3)   *  Temple
   Leesburg                    *  Lafayette (2)           Salem                  *  Tulsa (3)              Tyler
*  Melbourne                   *  Lake Charles            NEW JERSEY (6)            PENNSYLVANIA (14)   *  Waco
   Miami/Ft. Lauderdale (11)      Monroe                  Hazlet                    Allentown              VERMONT (1)
   Naples                      *  New Orleans (3)         Paramus                   Harrisburg             Burlington
   Ocala                          Shreveport (2)       *  Turnersville              Lancaster              VIRGINIA (11)
   Orlando (7)                    Slidell              *  Voorhees               *  Philadelphia (2)    *  Alexandria
   Pensacola                      MAINE (5)               Wayne                  *  Pittsburgh (6)      *  Bailey's Crossroad
   Port Charlotte              *  Auburn               *  Woodbridge                Reading                Chantilly
   Sarasota (2)                   Augusta                 NEW MEXICO (2)            Scranton               Chesapeake
*  Stuart                      *  Bangor               *  Albuquerque               Wilkes-Barre           Dale City
   Tallahassee (2)             *  Brunswick            *  Las Cruces                                       Fredericksburg
   Tampa/Clearwater               Portland                                                              *  Hampton
   St. Petersburg (7)                                                                                   *  Manassas
*  W. Palm Beach                                                                                        *  Norfolk
   Vero Beach                                                                                           *  Richmond (2)

ITEM 3.  LEGAL PROCEEDINGS

         On March 15, 1999, five of the Company's vendors filed an involuntary petition for reorganization under Chapter 11 in the Bankruptcy Court seeking court supervision of the Company's restructuring efforts. On March 27, 1999, the Company and 31 of its subsidiaries filed voluntary petitions with the Bankruptcy Court for reorganization under Chapter 11 of the Bankruptcy Code. The Debtors are currently operating their businesses as debtors-in-possession. The Chapter 11 Cases have been consolidated for the purpose of joint administration under case number 399-02649.

         At this time, it is not possible to predict the outcome of the Chapter 11 Cases or their effect on the Company's business. Additional information regarding the Chapter 11 Cases is set forth in Item 1. "Business -- Proceedings Under Chapter 11 of the Bankruptcy Code," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Note B of Notes to Consolidated Financial Statements, and the Report of Independent Auditors included herein which includes an explanatory paragraph concerning a substantial doubt as to the Company's ability to continue as a going concern. If it is determined that the liabilities subject to compromise in the Chapter 11 Cases exceed the fair value of the assets, unsecured claims may be satisfied at less than 100% of their face value and the equity interests of the Company's shareholders may have no value.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         During fiscal 1998 and 1997, the Common Stock traded on the New York Stock Exchange (the "NYSE") under the symbol "SME." The number of holders of Common Stock at March 2, 1998 was 5,844. On March 17, 1999, the NYSE notified the Company that it was reviewing the listing status of the Company's listed securities, including the Common Stock. Accordingly, while an established public trading market currently exists with respect to the Common Stock, there can be no assurance that the Common Stock will remain listed on the NYSE or otherwise be the subject of an established public trading market.

         High and low closing sales prices as reported by the NYSE for fiscal 1998 and 1997 were as follows:

1998                                                                            HIGH               LOW
----                                                                            ----               ---

First Quarter...................................................................2 7/16             1 5/8
Second Quarter..................................................................2 1/4              1 5/8
Third Quarter...................................................................1 15/16            1 1/2
Fourth Quarter..................................................................1 11/16              9/32


1997                                                                            HIGH               LOW
----                                                                            ----               ---

First Quarter...................................................................4 3/4              3 3/8
Second Quarter..................................................................3 5/8              2 5/8
Third Quarter...................................................................4 1/2              2 7/8
Fourth Quarter..................................................................4 7/8              1 7/8

         The Amended and Restated Credit Facility and its successor, the Second Amended and Restated Credit Facility, contained certain restrictive covenants, including a prohibition on the payment of cash dividends. The Company has not declared any cash dividends to shareholders for fiscal 1998 or 1997.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                                        FISCAL YEAR
(In thousands, except per share, store, ratio             -----------------------------------------------------------------------
and rate data)                                               1998           1997           1996           1995           1994
                                                          -----------    -----------    -----------    -----------    -----------

RESULTS OF OPERATIONS
   Net sales                                              $ 3,169,525    $ 3,662,778    $ 3,955,016    $ 4,018,525    $ 4,050,381
   Earnings (loss) before interest and income taxes (a)       (27,145)       (63,801)       138,564        162,078        179,643
   Interest expense - debt and capitalized leases (a)          83,255         78,531         75,636         80,908         78,707
   Earnings (loss) before extraordinary loss and
     cumulative effect of change in accounting
     principle                                               (110,307)       (88,957)        39,330         50,325         61,570
   Net earnings (loss)                                       (110,307)       (91,600)        39,330         50,325         56,155

RATIOS & RATES
   Gross margin to net sales                                     23.8%          23.2%          24.2%          24.3%          24.0%
   Selling, general and administrative expenses to net
     sales (a)                                                   22.4%          19.8%          19.2%          18.7%          18.0%
   Effective tax rate                                             0.1%          37.5%          37.5%          38.0%          39.0%
   Earnings (loss) before extraordinary loss and
     cumulative effect of change in accounting
     principle to net sales                                      (3.5%)         (2.4%)          1.0%           1.3%           1.5%
   Net earnings (loss) to net sales                              (3.5%)         (2.5%)          1.0%           1.3%           1.4%

PER COMMON SHARE - BASIC AND DILUTED (b)
   Earnings (loss) per share before extraordinary loss
     and cumulative effect of change in accounting
     principle - Basic                                    $     (1.11)   $     (0.89)   $      0.39    $      0.50    $      0.62
   Earnings (loss) per share before extraordinary loss
     and cumulative effect of change in accounting
     principle - Assuming dilution                              (1.11)         (0.89)          0.39           0.50           0.62
   Net earnings (loss) per share - Basic                        (1.11)         (0.92)          0.39           0.50           0.56
   Net earnings (loss) per share - Assuming dilution            (1.11)         (0.92)          0.39           0.50           0.56
   Weighted - average common shares:
     Basic                                                     99,703         99,930         99,209         99,059         99,432
     Diluted                                                   99,703         99,930        100,326        100,357        100,105

FINANCIAL POSITION
   Inventories                                            $   896,303    $   929,818    $ 1,052,969    $ 1,034,467    $ 1,004,282
   Notes payable                                              156,000             --             --             --             --
   Accounts payable (a)                                       228,373        482,235        639,887        679,107        685,297
   Working capital                                            255,980        586,501        489,597        365,025        290,696
   Total assets (a)                                         1,626,895      1,951,461      2,087,452      1,999,008      1,972,433
   Long-term obligations (c)                                  508,385        761,522        682,156        623,286        618,423
   Shareholders' equity                                       225,895        336,505        427,094        386,742        336,376

RATIOS
   Inventory turnover                                             2.6x           2.8x           2.9x           3.0x           3.2x
   Current ratio (a)                                              1.3x           1.7x           1.5x           1.4x           1.3x
   Long-term debt to long-term debt + equity                     68.8%          69.4%          61.5%          61.7%          64.8%

OTHER INFORMATION
   Total net sales increase (decrease)                          (13.5%)         (7.4%)         (1.6%)         (0.8%)          6.2%
   Comparable store net sales increase (decrease) (d)            (8.9%)         (3.1%)         (1.9%)         (3.3%)          1.3%
   Number of stores                                               350            361            401            410            407

ADJUSTED EBITDA DATA
   Adjusted EBITDA (e)                                    $    73,637    $    (4,561)   $   199,189    $   224,816    $   242,495
   Adjusted EBITDA to net sales                                   2.3%          (0.1%)          5.0%           5.6%           6.0%

CASH FLOW DATA
   Cash flow from operating activities                    $  (291,351)   $   (21,443)   $    65,737    $    72,829    $    83,472
   Cash flow from investing activities                        (36,189)       (23,270)       (29,926)       (47,778)       (75,166)
   Cash flow from financing activities                         97,120         78,879         58,431         (8,095)      (160,134)

------------------------

(a) Certain prior period amounts have been reclassified for comparative purposes.
(b) Restated to reflect the adoption of Statement of Financial Accounting Standards ("SFAS") No. 128.
(c) Includes both long-term debt and long-term portion of capitalized lease obligations.
(d) Adjusted to reflect a comparable number of selling days.
(e) Adjusted EBITDA consists of net earnings before interest, income taxes, depreciation and amortization. Also included in Adjusted EBITDA is other amortization classified as selling, general and administrative expenses in the following amounts: 1998 - $630; 1997 - $992; 1996 - $966; 1995 - $964;
    1994 - $317. Certain amounts have been reclassified from selling, general and administrative expenses to interest expense for both current and prior periods. Adjusted EBITDA does not reflect restructuring charges or SFAS No. 121 charges. Adjusted EBITDA is not intended to represent net earnings, cash flow or any other measure of performance in accordance with generally accepted accounting principles, but is included because management believes certain investors find it to be a useful tool for measuring operating performance. While Adjusted EBITDA and similar variations thereof are frequently used as a measure of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This Annual Report on Form 10-K includes certain forward-looking statements based upon management's beliefs, as well as assumptions made by and data currently available to management. This information has been, or in the future may be, included in reliance on the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of risks and uncertainties including, but not limited to, the following: the ability of the Company to continue as a going concern; the ability of the Company to obtain final Bankruptcy Court approval of the DIP Facility and to operate pursuant to the terms of the DIP Facility; the ability of the Company to operate successfully under a Chapter 11 proceeding; approval of plans and activities by the Bankruptcy Court; risks associated with operating a business in Chapter 11; the ability of the Company to create and have approved a reorganization plan in the Chapter 11 Cases; adverse developments, with respect to the Company's liquidity or results of operations; the ability of the Company to obtain shipments and negotiate terms with vendors and service providers for current orders; the ability to conduct inventory liquidation sales to improve liquidity; the ability to develop, fund and execute an operating plan for the Company; the ability of the Company to attract and retain key executives and associates; competitive pressures from other retailers, including specialty retailers and discount stores, which may affect the nature and viability of the Company's business strategy; trends in the economy as a whole which may affect consumer confidence and consumer demand for the types of goods sold by the Company; the ability to maintain gross profit margins; the seasonal nature of the Company's business and the ability of the Company to predict consumer demand as a whole, as well as demand for specific goods; the ability of the Company to attract and retain customers; costs associated with the shipping, handling and control of inventory and the Company's ability to optimize its supply chain; potential adverse publicity; availability and cost of management and labor employed; real estate occupancy and development costs, including the substantial fixed investment costs associated with opening, maintaining or closing a Company store; the potential delisting of the Company's securities and the absence of an active public trading market; the ability of the Company to provide a private label credit card; and the ability to effect conversions to new technological systems, including becoming Year 2000 compliant.

         Actual results may differ materially from those anticipated in any such forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances.

OVERVIEW

         The Notes to Consolidated Financial Statements are an integral part of Management's Discussion and Analysis of Financial Condition and Results of Operations and should be read in conjunction herewith.

         The Company, with 350 stores in 34 states at January 3, 1999, is one of the nation's largest retailers of jewelry and offers a selection of brand-name hard goods and other product lines. During fiscal 1998, the Company remerchandised its product offerings and attempted to reposition itself in the mind of consumers as a specialty retailer focused on jewelry and home products rather than a catalog showroom. The result was a merchandise mix which provided more emphasis on higher margin home accents and furnishings. Additionally, the Company ceased distribution of its traditional fall catalog during fiscal 1998.

         Out-of-Court Restructuring Plan

         As a result of the Company's decreased net sales in the fourth quarter of fiscal 1998 and the resulting negative cash flows from operations, in January 1999 the Company began an effort to effect an out-of-court restructuring plan. As part of this out-of-court restructuring plan, on January 20, 1999, the Company entered into the Second Amended and Restated Credit Facility. The Company also developed a Rationalization Plan to close up to 132 stores, up to four distribution centers and to reduce corporate overhead. In March 1999 as part of the Rationalization Plan, the Company announced the closing of the Dallas distribution center and the reduction of its workforce at its Nashville corporate offices by 150 employees. As a result of the filing of the Chapter 11 Cases, aspects of the Rationalization Plan not implemented by March 27, 1999 or not approved to date by the Bankruptcy Court may be subject to Bankruptcy Court approval.

         Proceedings Under Chapter 11 of the Bankruptcy Code

         Before the Company was able to effect an out-of-court restructuring, on March 15, 1999, five of the Company's vendors filed an involuntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Tennessee seeking court supervision of the Company's restructuring efforts. On March 27, 1999, the Company and 31 of its subsidiaries filed voluntary petitions with the Bankruptcy Court for reorganization under Chapter 11 and orders for relief were entered by the Bankruptcy Court. The Chapter 11 Cases have been consolidated for the purpose of joint administration under Case No. 399-02649. The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code.

         Actions to collect pre-petition indebtedness are stayed and other contractual obligations against the Debtors may not be enforced. In addition, under the Bankruptcy Code the Debtors may assume or reject executory contracts, including lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Bankruptcy Court. Although the Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy in 2000 or 2001, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan(s) will be consummated. As provided by the Bankruptcy Code, the Debtors initially have the exclusive right to submit a plan of reorganization for 120 days. Further extensions may be sought and may be granted or rejected by the Bankruptcy Court. If the Debtors fail to file a plan of reorganization during such period or if such plan is not accepted by the required number of creditors and equity holders, any party in interest may subsequently file its own plan of reorganization for the Debtors. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. A plan of reorganization could also result in holders of the Common Stock receiving no value for their interests. Because of such possibilities, the value of the Common Stock is highly speculative.

         At the first day hearing held on March 29, 1999 before Judge George C. Paine, the Bankruptcy Court entered first day orders granting authority to the Debtors, among other things, to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations, and to pay vendors and other providers in the ordinary course for goods and services received from March 15, 1999, and to honor customer service programs, including warranties, returns, layaways and gift certificates.

         The Company has entered into the DIP Facility dated March 29, 1999 with Citicorp USA, Inc., as administrative agent, BankBoston, N.A. as documentation agent and collateral monitoring agent, and Salomon Smith Barney Inc. as sole arranger and book manager, for a debtor-in-possession credit facility under which the Company may borrow up to $750 million, subject to certain limitations, to fund ongoing working capital needs while it prepares a reorganization plan. The DIP Facility includes $100 million in term loans and a maximum of $650 million in revolving loans. Financial covenants are subject to amendment pending the finalization of the Company's business plan. The DIP Facility includes a $200 million sub-facility for standby and trade letters of credit. Interest rates on the DIP Facility are based on either the Citibank N.A. Alternative Base Rate plus 2.25% for LIBOR Loans or 1.25% for ABR Loans. The DIP Facility is secured by substantially all of the assets of the Company and its subsidiaries, subject only to valid, enforceable, subsisting and non-voidable liens of record as of the date of commencement of the Chapter 11 Cases and other liens permitted under the DIP Facility.

         Borrowings under the DIP Facility are limited based on a borrowing base formula which considers eligible inventories, eligible accounts receivable, trade letters of credit and mortgage values on eligible real properties. The DIP Facility contains restrictive covenants which are substantially similar to those contained in the Second Amended and Restated Credit Facility, and are subject to amendment pending finalization of the Company's business plan. The Company's ability to obtain new borrowings after the first anniversary of the DIP Facility is subject to the Company and the lenders having agreed upon a business plan and revised financial and other covenants.

         On March 29, 1999, the Bankruptcy Court approved the DIP Facility on an interim basis. The final hearing with respect to the DIP Facility has been set for April 27, 1999. The Company believes the DIP Facility (if finally approved by the Bankruptcy Court) should provide it with adequate liquidity to conduct its operations while it prepares a reorganization plan.

         The Company's Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The filing of the involuntary and voluntary petitions referred to above, the related circumstances and the losses from operations raise substantial doubt with respect to the Company's ability to continue as a going concern. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations and the ability to generate cash from operations and financing sources sufficient to meet obligations. As a result of the filing of the Chapter 11 Cases and related circumstances, realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the Consolidated Financial Statements. Further, a plan or plans of reorganization could materially change the amounts reported in the accompanying Consolidated Financial Statements. The Consolidated Financial Statements do not include any adjustments relating to recoverability of the value of recorded asset amounts or the amounts and classification of liabilities that might be necessary as a consequence of a plan of reorganization.

         At this time, it is not possible to predict the outcome of the Chapter 11 Cases or their effect on the Company's business. Additional information regarding the Chapter 11 Cases is set forth in Item 1. "Business -- Proceedings Under Chapter 11 of the Bankruptcy Code," Note B of Notes to Consolidated Financial Statements and the Report of Independent Auditors included herein which includes an explanatory paragraph concerning a substantial doubt as to the Company's ability to continue as a going concern. If it is determined that the liabilities subject to compromise in the Chapter 11 Cases exceed the fair value of the assets, unsecured claims may be satisfied at less than 100% of their face value and the equity interests of the Company's shareholders may have no value. The Company believes the DIP Facility, if finally approved by the Bankruptcy Court, should provide the Company with adequate liquidity to conduct its business while it prepares a reorganization plan. However, the Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties, including those set forth above under "Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995."

IMPAIRMENT

         In the fourth quarter of fiscal 1998, the Company recorded a non-cash impairment loss of $43.1 million related to a write-down of the Company's fixed assets. See Note G of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Fiscal Year Ended January 3, 1999 Compared to Fiscal Year Ended December 28,
1997

         The Company's consolidated statement of operations presentation changed beginning with the second quarter of fiscal 1997. This change was made to disclose the financial statement impact of the inventory liquidations and other operating results associated with the closed facilities as a result of restructuring and remerchandising activities. "Closed facilities as a result of restructuring and remerchandising activities" reflects inventory liquidations and other operating results of 44 stores and one distribution center closed during 1997 and nine stores closed in fiscal 1998 as part of: (1) the Company's restructuring plan announced in the first quarter of fiscal 1997 (the "Restructuring Plan") and (2) exiting certain product lines as part of a remerchandising program. Selling, general and administrative expenses for closed facilities as a result of restructuring and remerchandising activities does not include any allocation of corporate overhead. Prior year amounts reflect operating results for these same facilities and merchandise classifications.

         Net loss for fiscal 1998 was $110.3 million, or $1.11 per share, compared to a net loss of $91.6 million, or $0.92 per share, for the year ended December 28, 1997 ("fiscal 1997"). The increase in net loss was primarily a result of decreased net sales and a $43.1 million impairment loss with respect to certain fixed assets. Net sales were $3.17 billion for fiscal 1998 compared to $3.66 billion for fiscal 1997. The decrease of $493.3 million in net sales, or 13.5%, was the result of a $283.4 million or 8.9%, decline in comparable store sales and a decline in net sales from closed facilities and remerchandising activities of $209.9 million, or 95.3 %, due to declining overall performance, store closings and exiting certain business lines including video games, camping, team sports and office equipment. The consolidated statement of operations includes a pre-tax, non-cash charge of approximately $43.1 million, in connection with the write-down of certain long-lived assets resulting from decreased expectations regarding future store cash flows. See Note G of Notes to Consolidated Financial Statements. Income tax expense increased over the prior year by approximately $53 million primarily due to the recording of a deferred tax asset valuation allowance. Deferred taxes are recognized to reflect the estimated future utilization of temporary book/tax differences. The Company has recorded a full valuation allowance on net deferred tax assets as realization of such assets in future years is uncertain. Debt Interest Expense increased approximately $6 million from the prior year as a result of increased borrowings.

         The Company's business is highly seasonal with a significant portion of its sales occurring in the fourth quarter. Fourth quarter net sales accounted for 40.6% and 39.4% of total net sales in fiscal 1998 and 1997, respectively. Fourth quarter net sales for fiscal 1998 decreased $157.6 million, or 10.9%, when compared to the fourth quarter of fiscal 1997, primarily due to comparable store sales decreases and the closure of nine under performing stores in fiscal 1998. Comparable store sales decreased $171.3 million, or 12.4%, for the fourth quarter of fiscal 1998 compared to the prior year.

Net Sales

         Total net sales for the Company was $3.17 billion in fiscal 1998 compared to $3.66 billion in fiscal 1997. The decline in net sales was primarily due to the closure of 53 stores as a result of the restructuring and remerchandising activities and disappointing sales. The Company maintains its books using a 52/53 week year ending on the Sunday closest to the end of the calendar year. There were 53 weeks in fiscal 1998 and 52 weeks in each of the previous fiscal years. During the first quarter of fiscal 1999, the Company experienced inventory shortages due to its deteriorating financial performance and the uncertainties related to the Company's out-of-court restructuring plan. The Company believes these factors have adversely affected sales in the first quarter of fiscal 1999.

         Net sales from operations excluding closed facilities as a result of restructuring and remerchandising activities were $3.16 billion for fiscal 1998 compared to $3.44 billion for fiscal 1997, a decrease of $283.4 million or 8.2%. Jewelry comparable store sales increased 3.6%, while hardline comparable store sales were down 13.6%. Contributing to the overall decline in comparable store sales was the conversion of the traditional store format and merchandise selections during the first three quarters of fiscal 1998, reduced advertising and overall performance declines. Increases in gold sales, jewelry special sales events and warranty sales were offset in part by sales decreases in watches, diamonds and precious and semi-precious stones. Sales increases in decorative home, seasonal, telephones, home furnishings and photo categories were offset in part by sales decreases in sporting and fitness, toys, small appliances, housewares, audio, video and home office equipment.

         Net sales from closed facilities as a result of restructuring and remerchandising activities were $10.3 million for fiscal 1998 compared to $220.2 million for fiscal 1997. Sales from closed facilities as a result of restructuring and remerchandising activities decreased primarily due to closing nine under performing stores in fiscal 1998 as compared to 44 under performing stores in fiscal 1997.

         The Company maintains its books using a 52/53 week year ending on the Sunday closest to the end of the calendar year. There were 53 weeks in fiscal 1998 and 52 weeks in each of fiscal 1997 and 1996. In the fourth quarter of fiscal 1998, there were 14 reporting weeks. All previous quarters in fiscal year's 1998, 1997 and 1996 were reported on a 13 week basis.

Gross Margin (loss)

         In fiscal 1998, gross margin was $754.3 million as compared to $851.0 million in fiscal 1997. The decrease in gross margin dollars was primarily due to the overall decline in sales.

         Gross margin after cost of merchandise sold and buying and occupancy expenses and excluding closed facilities as a result of restructuring and remerchandising was $763.0 million, or 24.2% of net sales from operations excluding closed facilities as a result of restructuring and remerchandising for fiscal 1998, compared to $843.0 million, or 24.5% of net sales from operations excluding closed facilities as a result of restructuring and remerchandising activities for fiscal 1997. The reduced gross margin rate reflects a $14.7 million write-down lowering discontinued inventory items to their net realizable value and competition induced price mark-downs, partially offset by a shift to a higher margin merchandise assortment.

         Gross margin loss for closed facilities as a result of restructuring and remerchandising activities, after cost of merchandise sold and buying and occupancy expenses, was $(8.7) million, or (85.2)% of sales of these facilities in fiscal 1998 as compared to gross margin of $8.0 million or 3.6% in fiscal 1997. The increase in both gross loss and rate was due to greater merchandise discounts offered in liquidating inventories at the nine under performing stores closed in fiscal 1998 as compared to the 44 under performing stores closed in fiscal 1997 as part of the Company's restructuring and remerchandising programs.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses declined $20.5 million in fiscal 1998 to $709.1 million from $729.6 million in fiscal 1997. The $20.5 million decline was primarily due to store closures and favorable results from the private label credit card. If the credit card program is terminated, it will result in suspension of the use of private label credit cards. See Note Q of Notes to Consolidated Financial Statements.

         Selling, general and administrative expenses were $706.7 million, or 22.4% of net sales from operations excluding closed facilities as a result of restructuring and remerchandising for fiscal 1998 compared to $685.8 million, or 19.9% of net sales from operations excluding closed facilities as a result of restructuring and remerchandising for fiscal 1997. The increase in selling, general and administrative expenses was primarily attributable to an increase in legal and consulting expenses of operations excluding closed facilities as a result of restructuring and remerchandising activities incurred primarily in the third and fourth quarters of fiscal 1998. This increase as a percent of sales was partially offset by income of $19.6 million recognized from the private label credit card program. If the program is terminated it will result in suspension of the use of private label credit cards, which would adversely affect selling, general and administrative expense for fiscal 1999.

         The Company believes selling, general and administrative expenses in the first quarter of fiscal 1999 will be adversely affected by severance and other extraordinary expenses. See Item. 11 "Executive Compensation -- Severance and Indemnification Agreements; Employment Agreements; Change in Control Provisions."

Other Income

         Other income increased $10.4 million in fiscal 1998 from $2.6 million in fiscal 1997. The increase was primarily due to the gain on the sale/lease back of the Company's aircraft.

Depreciation and Amortization

         Depreciation and Amortization in fiscal 1998 was $57.1 million, a $1.2 million decline from $58.2 million in fiscal 1997.

         Depreciation and amortization on owned and leased property and equipment was $57.1 million for fiscal 1998 as compared to $58.2 million for fiscal 1997, a decrease of 2.0%. Capital expenditures, excluding capitalized leases, increased to $50.7 million in fiscal 1998 as compared to $40.8 million in fiscal 1997. The Company closed a net 11 stores in fiscal 1998 as compared to closing a net 40 stores (including the 44 under performing stores) in fiscal 1997.

Interest Expense

         Interest expense on debt and capitalized leases increased to $83.3 million in fiscal 1998 from $78.5 million in fiscal 1997. Interest expense for the year increased primarily due to the term loan being outstanding for the full year partially offset by lower average borrowings against the revolver under the Amended and Restated Credit Facility.

Income Tax

         The Company recognized an income tax benefit of $0.1 million for fiscal 1998 compared to $53.4 million for fiscal 1997. The decrease in the benefit was primarily due to the recording of a full valuation allowance against deferred tax assets of $41.8 million. The effective income tax rate was reduced to 0.1% for fiscal 1998 compared to 37.5% for fiscal 1997.

Restructuring Plan

         The closing of nine stores during the first half of fiscal 1998 brought the total number of closures in accordance with the Restructuring Plan to 53 stores and one distribution center. Store closures related to the Restructuring Plan were completed in May 1998. Impairment charges recognized on the nine stores closed in fiscal 1998 were $5.2 million. The components of the restructuring charges and an analysis of the amounts charged against the accrual during fiscal 1998 are outlined in the following table:

                                                                                 1998 ACTIVITY
                                                  ---------------------------------------------------------------------------
                                                     ACCRUED                                                       ACCRUED
                                                  RESTRUCTURING                                                 RESTRUCTURING
                                                   COSTS AS OF                                                   COSTS AS OF
                                                   DECEMBER 28,  RESTRUCTURING        ASSET       CHANGE IN       JANUARY 3,
(in thousands)                                        1997         COSTS PAID      WRITE-DOWNS     ESTIMATE          1999
                                                    --------       ----------      -----------     --------        --------

Lease termination and other real estate costs       $ 73,511        $(13,737)       $     --       $ (6,613)       $ 53,161
Property and equipment write-downs                        --              --           5,706         (5,706)             --
Employee severance                                       531            (155)             --           (376)             --
Other exit costs                                       2,200              --              --         (2,200)             --
                                                    --------        --------        --------       --------        --------
     Total                                          $ 76,242        $(13,892)       $  5,706       $(14,895)         53,161
                                                    ========        ========        ========       ========
     Less: Current portion                                                                                           (7,864)
                                                                                                                   --------
                                                                                                                   $ 45,297
                                                                                                                   ========


         The Restructuring Plan adopted by the Company in 1997 was for the closure of up to 60 stores and one distribution center. The Company closed less than 60 stores primarily due to the inability to negotiate acceptable exit terms from the related lessors. Restructuring costs paid during fiscal 1998 relate primarily to lease termination and other real estate costs. Lease termination and other real estate costs consist principally of the remaining rental payments required under the closing stores' lease agreements, net of any actual or reasonably probable sublease income, as well as early termination costs. The Company will pay lease termination fees as the Company is able to obtain such terminations or as it rejects such leases under the Chapter 11 Cases. The leases remaining on closed locations as of January 3, 1999 vary in length with expiration dates ranging from February 1999 to December 2030. The ultimate timing of lease termination payments will depend on the Company's ability to negotiate acceptable lease exit terms. Reduced margins and changes in selling, general and administrative expenses are reflected in the operating results as inventory associated with the closing stores is liquidated.

         Changes in estimates are representative of conditions existing as of January 3, 1999. Due to favorable lease termination experience in the second half of fiscal 1998 and favorable experience related to the sale of property and equipment associated with the store closures, restructure reserves of $14.9 million were reversed in the fourth quarter of fiscal 1998.

         The Restructuring Plan was based on an analysis of individual store performance based on cash flow return on committed capital, suitability within marketing demographic profiles and strategic geographic positioning. After the effect of charges and costs related specifically to the closings, the immediate ongoing impact of the closings on net income was insignificant as the stores closed were near break-even contributors.

         During the second quarter of fiscal 1997, the Company also began implementing certain remerchandising strategies, including the exit of the low margin computer business and certain components of the wireless communication business. Additional remerchandising decisions were executed in the first quarter of fiscal 1998 with the exit of infant and pet supply categories and certain components of the sporting goods business.

         In the third quarter of fiscal 1998, the Company completed the remerchandising portion of its restructuring and repositioning plan announced in March 1997.

Impaired Assets

         In the fourth quarter of fiscal 1998, the Company recorded a non-cash impairment loss of $43.1 million related to a write-down of the Company's fixed assets. The Company performed a long-lived asset impairment analysis due to projected cash flow losses combined with current operating and cash flow losses at certain store locations.

         Assets are evaluated for impairment on an individual store basis which management believes is the lowest level for which there are identifiable cash flows. Projected future cash flows (undiscounted and without interest) were compared to the carrying amount of assets at each location. If the carrying amount of the assets exceeded the projected future cash flows, an impairment loss was recognized. Impaired assets were written-down to their estimated fair value. Fair value was based on sales of similar assets or other estimates of fair value such as discounting estimated future cash flows. Considerable management judgment is necessary to estimate fair value. Accordingly, actual results could vary significantly from such estimates.

Fiscal Year Ended December 28, 1997 Compared to Fiscal Year Ended December 29, 1996

         Net loss for fiscal 1997 was $(91.6) million, or $(0.92) per share, compared to net earnings of $39.3 million, or $0.39 per share, for the year ended December 29, 1996 ("fiscal 1996"). The decrease in earnings was primarily the result of a $129.5 million pre-tax restructuring charge taken in the first quarter of fiscal 1997, a $37.4 million pre-tax loss associated with inventory liquidations from closed facilities and remerchandising activities, lower sales from operations excluding closed facilities and remerchandising activities, a $4.2 million pre-tax extraordinary loss on the early extinguishment of debt and efforts to change the Company's business strategy to concentrate on core merchandise strengths in jewelry and home furnishings. Several initiatives were implemented during fiscal 1997 including launching a new marketing model aimed at expanding the Company's customer base, aligning product offerings into thematic merchandise categories, closing under performing stores and replacing the traditional clipboard system with a new customer-friendly pull-tag system. However, these initiatives did not result in an improvement in sales or earnings for the Company in fiscal 1997.

Net Sales

         Net sales were $3.66 billion for fiscal 1997 compared to $3.96 billion for fiscal 1996. The decrease of $292.2 million or 7.4%, was the result of a 3.1% decline in comparable store sales and a decline in net sales from closed facilities and remerchandising activities of $125.4 million due to the closure of 53 under performing stores. Net sales from operations excluding closed facilities and remerchandising activities were $3.44 billion for fiscal 1997 compared to $3.54 billion for fiscal 1996, a decrease of $102.1 million or 2.9%. Comparable store sales declined 3.1%. Jewelry comparable store sales were down 0.4%. Improvements in gold sales, jewelry special sales events and warranty sales were offset by sales declines in watches, diamonds and precious and semi-precious stones.

         Hardline comparable store sales were down 4.1%. Sales improvements in decorative home, seasonal, telephone, home furnishing and photo categories were offset by sales declines in sporting and fitness, toys, small appliances, housewares, audio and home office equipment.

         Net sales from closed facilities and remerchandising activities were $220.2 million for fiscal 1997 compared to $410.3 million for fiscal 1996. Sales from closed facilities and remerchandising activities for fiscal 1997 decreased from fiscal 1996 due to the closing of 44 under performing stores in fiscal 1997.

Gross Margin

         Gross margin, after cost of merchandise sold and buying and occupancy expenses, decreased as a percentage of net sales to 23.2% in fiscal 1997 from 24.2% in fiscal 1996. The decrease in the margin rate is primarily attributable to the closed facilities and remerchandising activities and declining overall performance.

         Gross margin, after cost of merchandise sold and buying and occupancy expenses, for operations excluding closed facilities and remerchandising activities decreased to $843.0 million, or 24.5% of sales from operations excluding closed facilities and remerchandising activities for fiscal 1997 as compared to $880.1 million, or 24.8% of sales from operations excluding closed facilities and remerchandising activities for fiscal 1996. Lower sales from operations excluding closed facilities and remerchandising activities affected the gross margin dollar performance. Overall improvements in both jewelry and hardline merchandise margins were offset by increases in freight and buying and occupancy costs resulting in the reduction in gross margin rate from last year.

         Gross margin after cost of merchandise sold and buying and occupancy expenses, for closed facilities and remerchandising activities was $8.0 million, or 3.6% of sales from closed facilities and remerchandising activities for fiscal 1997 as compared to $77.0 million, or 18.8% of sales from closed facilities and remerchandising activities for fiscal 1996. The decline in both gross margin dollars and rate was due to the merchandise discounts offered in liquidating inventories at the 44 under performing stores as part of the Company's restructuring and remerchandising programs.

Selling, General and Administrative Expenses

         While selling, general and administrative expenses decreased $33.9 million in fiscal 1997 compared to fiscal 1996, they increased as a percentage of net sales to 19.9% from 19.3% in fiscal 1996. This increase relative to sales reflects the higher selling, general and administrative expenses cost structure for the inventory liquidations and lower-than-planned sales in the fourth quarter of fiscal 1997.

         Selling, general and administrative expenses of operations excluding closed facilities and remerchandising activities were $685.8 million, or 19.9% of sales from operations excluding closed facilities and remerchandising activities for fiscal 1997 compared to $695.7 million, or 19.3% of sales from operations excluding closed facilities and remerchandising activities for fiscal 1996. A decrease in selling, general and administrative expenses associated with reduced employment and advertising costs was not enough to offset the sales volume decline, the net result being an increase in selling, general and administrative expenses as a percentage of sales.

         Selling, general and administrative expenses for closed facilities and remerchandising activities were $43.9 million for fiscal 1997 compared to $67.8 million in fiscal 1996. The closing of the 44 under performing stores completed in July 1997 resulted in the decreased selling, general and administrative costs for the fiscal 1997.

Depreciation and Amortization

         Depreciation and amortization on owned and leased property and equipment was $58.2 million for fiscal 1997 as compared to $59.7 million for fiscal 1996, a decrease of 2.4%. Capital expenditures, excluding capitalized leases, remained relatively flat at $40.8 million in fiscal 1997 as compared to $40.7 million in fiscal 1996. The Company closed a net 40 stores (including the 44 under performing stores) in fiscal 1997 as compared to closing a net nine stores in fiscal 1996.

Interest Expense

         Interest expense on debt and capitalized leases increased to $78.5 million in fiscal 1997 from $75.6 million in fiscal 1996. The increase is primarily attributable to the issuance of $74.8 million in mortgage financing notes that occurred primarily in the fourth quarter of fiscal 1996.

Income Tax

         The effective income tax rate was 37.5% in fiscal 1997 and 1996.

Restructuring Plan

         On March 25, 1997, the Company adopted the Restructuring Plan to close up to 60 under performing stores and one distribution center. During the first quarter of fiscal 1997, a pre-tax charge of $129.5 million for restructuring costs was taken by the Company. The components of the restructuring charge and an analysis of the amounts charged against the accrual through December 28, 1997 are outlined in the following table:

                                                                                1997 ACTIVITY
                                                     ----------------------------------------------------------------------
                                                                                                                 ACCRUED
                                                                                                              RESTRUCTURING
                                                     ORIGINAL                                                  COSTS AS OF
                                                      CHARGE      RESTRUCTURING      ASSET       CHANGE IN     DECEMBER 28,
(in thousands)                                       RECORDED       COSTS PAID    WRITE-DOWNS    ESTIMATE         1997
                                                     ---------      ----------    -----------    ---------      ---------

Lease termination and other real  estate costs       $  83,225      $ (12,812)     $      --     $   3,098      $  73,511
Property and equipment write-downs                      32,915             --        (32,915)           --             --
Employee severance                                       4,869         (3,469)            --          (869)           531
Other exit costs                                         8,501         (4,072)            --        (2,229)         2,200
                                                     ---------      ---------      ---------     ---------      ---------
     Total                                           $ 129,510      $ (20,353)     $ (32,915)    $      --         76,242
                                                     =========      =========      =========     =========
     Less: Current portion                                                                                        (21,178)
                                                                                                                ---------
                                                                                                                $  55,064
                                                                                                                =========


         In the second quarter of fiscal 1997, management began the process of closing 44 of the up to 60 stores and one distribution center. These closures were completed by the end of July 1997. Liquidation of the inventory associated with these 44 closed stores began in April 1997 and was completed in July 1997.

         During the second quarter of fiscal 1997, the Company implemented certain remerchandising strategies, including the exit of the low margin computer business and certain components of the wireless communication business.

LIQUIDITY AND CAPITAL RESOURCES

         On March 27, 1999, the Debtors filed the Chapter 11 Cases which will affect the Company's liquidity and capital resources in fiscal 1999. See Item 1. "Business--Proceedings Under Chapter 11 of the Bankruptcy Code."

         Availability under the Amended and Restated Credit Facility, trade credit and terms from vendors, and long-term financing provided the resources required to support operations, seasonal working capital requirements and capital expenditures during fiscal 1998. The Company's business is highly seasonal with the Company's inventory investment and related short-term borrowing requirements reaching a peak prior to the Christmas season. Historically, positive cash flow from operations has been generated principally in the latter part of the fourth quarter of each fiscal year, in line with the seasonal nature of the Company's business. Disappointing sales during the holiday season, higher than projected inventories and lower than projected payables resulted in negative cash flows, lower cash and cash equivalent balances and higher short-term borrowings at January 3, 1999 compared to the prior year.

         Net cash provided (used) by operations was ($291.4) million for fiscal 1998 as compared to ($21.4) million for fiscal 1997 and $65.7 million for fiscal 1996. Cash flow from operations decreased for fiscal 1998 compared to fiscal 1997 primarily as a result of: (a) a significant reduction in accounts payable balances related to, (i) disappointing sales during the holiday selling season, which resulted in lower purchase levels, (ii) effects from changes in store formats, merchandise mix and shortened terms, (iii) the prepayment of floor plan vendors who terminated their financing arrangements, (iv) the prepayment of certain outstanding factored payables, (v) the prepayment of various sales and use taxes in anticipation of a potential Chapter 11 bankruptcy filing, and (b) lower annual sales. Cash flow from operations decreased for fiscal 1997 compared to fiscal 1996 as a result of: (a) decreased earnings attributable in part to cash payments related to restructuring and remerchandising activities; (b) reductions in accounts payable due to: (i) decreased purchase volumes as a result of the store closings, (ii) a negotiated contraction in payment terms in exchange for revised economics with certain vendors, (iii) aggressive use of anticipation discounts or cash in advance payments at year-end and (iv) changes in merchandise mix which changed the average terms. These factors were partially offset by inventory liquidations associated with the closing stores.

         Net cash provided by financing activities was $97.1 million, $78.9 million and $58.4 million for fiscal 1998, 1997, and 1996, respectively. Cash provided in fiscal 1998 from financing activities reflected short-term borrowings at year-end, partially offset by the repayment of long-term debt and capitalized leases in accordance with scheduled maturities or related to mortgage payoffs on stores closed and sold. Cash provided in fiscal 1997 from financing activities reflected a $200 million term loan obtained in connection with the completion of the Company's $900 million, five-year Amended and Restated Credit Facility in the third quarter of fiscal 1997. This was partially offset by the retirement of $86.2 million of Senior Notes due 2001 and $17.4 million of debt issuance costs incurred primarily for the Amended and Restated Credit Facility. Additionally, the Company paid $15.8 million in mortgage payments including both prepayments and regularly scheduled payments. In fiscal 1996, cash provided from financing activities reflected $73.6 million in mortgage financing, which primarily consisted of a single 15-year financing at a weighted average rate of 9.2%.

Capital Expenditures

         Capital expenditures in fiscal 1998 and 1997 related primarily to the remodeling of certain stores, new store construction, capital maintenance and information systems expenditures. In fiscal 1998, the Company opened six stores and closed 17 stores as compared to the opening of five stores and closing of 45 stores, including 44 under performing stores as part of the Restructuring Plan, in fiscal 1997. In fiscal 1996, the Company opened six stores and closed 15 stores.

         Planned capital expenditures for fiscal 1999 are expected to be approximately $25.0 million and are expected to be directed primarily to capital maintenance and information systems improvements. The Company expects to fund these planned expenditures primarily with borrowings under the DIP Facility, subject to Bankruptcy Court approval.

Capital Structure

         The Company's principal source of liquidity during fiscal 1998 were borrowings under the Amended and Restated Credit Facility, which included a $200 million term loan and a revolving credit facility with a maximum commitment level of $700 million. At January 3, 1999, the Company had $156 million in revolving loans outstanding under the Amended and Restated Credit Facility. The Company had no borrowings outstanding thereunder on December 28, 1997.

         Average short-term borrowings for fiscal 1998 decreased to $55.0 million as compared to $101.2 million for fiscal 1997, due primarily to the addition of the term loan. Short-term borrowings under the revolver portion of the Amended and Restated Credit Facility reached a maximum of $298.8 million during fiscal 1998 as compared to $283.7 million in fiscal 1997.

         Total debt as a percentage of total capital for fiscal 1998 was 79.8% as compared to 70.2% in fiscal 1997 and 62.0% in fiscal 1996. The increase in fiscal 1998 was due to the increase in revolver borrowings of $156 million and a decline in shareholders' equity, which were partially offset by a decrease in long-term debt.

         On December 15, 1998, the Company announced that it had not made the approximately $13.5 million interest payment due December 15, 1998 on its 9% Subordinated Debentures. The related indenture provides for a 30 day grace period. The Company stated that it would evaluate available alternatives during that period. The Company obtained a 30 day waiver with respect to any cross default under the Amended and Restated Credit Facility with respect to the failure to make the December 15, 1998 interest payment. The non-payment of the interest on the 9% Subordinated Debentures was a technical default under the Amended and Restated Credit Facility and the Company's operating performance, absent a waiver, would have resulted in a breach of the fixed-charge coverage ratio covenants in agreements with First American National Bank and the Canadian Imperial Bank of Commerce. On January 14, 1999, the Company made the approximately $13.5 million interest payment on the 9% Subordinated Debentures.

         As a first step in an effort to effect an out-of-court restructuring plan, on January 20, 1999, the Company completed the Second Amended and Restated Credit Facility, a $750 million, 30 month, asset-based credit facility replacing the Amended and Restated Credit Facility. The Second Amended and Restated Credit Facility included $150 million in term loans and a maximum of $600 million in revolving loans. Financial covenants were subject to amendment pending the finalization of the Company's business plan. The Second Amended and Restated Credit Facility included a $200 million sub-facility for standby and trade letters of credit. Interest rates on the Second Amended and Restated Credit Facility were based on either Prime Rate + 1.50% or Eurodollar + 2.75%. The Second Amended and Restated Credit Facility was secured by all material unencumbered assets of the Company, including inventory but excluding previously mortgaged property and leasehold interests.

         Borrowings under the Second Amended and Restated Credit Facility were limited based on a borrowing base formula which considered eligible inventories, eligible accounts receivable and mortgage values on eligible real properties, and limitations contained in the Company's public senior subordinated debt indenture. The Second Amended and Restated Credit Facility contained certain restrictive covenants, the most restrictive of which included: (a) maintenance of an EBITDA amount (to be determined at a later date), (b) restrictions on dividends and the incurrence of additional indebtedness, (c) restrictions on incurring and assuming liens on property or assets, and (d) restrictions on mergers, consolidations, and sales of assets, and (e) a capital spending maximum of $50 million annually. Additionally, the Second Amended and Restated Credit Facility required borrowings outstanding under the revolving loans to be less than an amount to be specified at a later date for a period of 30 consecutive days each year. From the date of its completion through the filing of the Chapter 11 Cases and completion of the DIP Facility, availability under the Second Amended and Restated Credit Facility was the Company's primary source of liquidity.

         On March 29, 1999, the Company entered into the DIP Facility which replaces the Second Amended and Restated Credit Facility and which the Company believes will provide liquidity for the Company's operations while it prepares a reorganization plan. However, there can be no assurance that the Company will be able to access liquidity from the DIP Facility or from any other source, or that such liquidity will be sufficient to meet the Company's needs. On March 29, 1999, the Bankruptcy Court approved the DIP Facility on an interim basis. The DIP Facility remains subject to final Bankruptcy Court approval. A hearing for this purpose has been set for April 27, 1999. See Item 1. "Business--Proceedings under Chapter 11 of the Bankruptcy Code."

Inflation

         The Company does not believe inflation has had a material impact on the Company's net sales or net earnings (loss) during the last three fiscal years.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This pronouncement will be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is still in the process of analyzing the impact of the adoption of this Statement. The Company anticipates that the adoption of this Statement will not have a material impact on its operating results or financial position.

YEAR 2000 COMPLIANCE

         The Company is currently conducting an organization wide program to ensure that all the systems critical to the operation of the Company are year 2000 compliant. In all categories the awareness and assessment phases are complete. The renovation, validation (including testing) and implementation phases are currently in progress. As of January 3, 1999, information technology supported systems are approximately 90% complete and non-information technology systems (end user systems) are approximately 95% complete. It is expected that information technology supported systems will be completed by the end of the second quarter of 1999 and end user systems will be completed in the first quarter of 1999. In the course of the Company's preparation for year 2000, the Company has corresponded with all software vendors, financial institutions, and its top 1,000 merchandise vendors and we are monitoring their progress.

         Replacement, conversion and testing of hardware and systems applications are expected to cost between $2.5 million and $3.0 million. To date, approximately $2.2 million of costs have been incurred. These costs are being expensed as incurred.

         Given that there can be no assurance that the systems of other entities on which the Company relies will be year 2000 compliant in a timely manner, the major risk factor associated with year 2000 pertains to our third party relationships. The Company is currently developing contingency plans to address a potential worst case scenario involving difficulties experienced by the U.S. Postal Service in the distribution of direct mailings and other publications. If such an event occurs, the Company would have to insert a majority of its publications into local newspapers and other publications in lieu of mailing them. If local utility companies are unable to provide services to any of our locations, there is no contingency plan in place and our business would be at risk. The Company is unable to determine the impact, if any, of the Chapter 11 Cases on the Company's year 2000 program.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's operations are subject to market risks primarily from changes in interest rates. The Company has immaterial exposure to exchange rate risk. The Company manages its interest rate risk by entering into interest rate swap agreements. As of January 3, 1999, the Company was a party to interest rate swaps covering $125 million in principal amount of indebtedness and expiring in December 2000. These swaps exchange the Company's floating interest rate exposure on $125 million in debt for fixed interest rate exposure. The Company will pay a weighted average fixed rate of 5.97% on the $125 million notional amount rather than the three-month LIBOR rate, which was 5.23% as of January 3, 1999. The fair value of the interest rate swap agreements was ($2.3) million as of January 3, 1999. The following table summarizes as of January 3, 1999, the amount of fixed interest rate indebtedness and the amount of variable rate indebtedness that will become due in the stated period.

                              EXPECTED MATURITY DATES OF TERM LOAN AND LONG-TERM DEBT AS OF 1/3/99 (INCLUDING CURRENT PORTION)
                              ------------------------------------------------------------------------------------------------

                            1999          2000          2001          2002          2003       Thereafter      Total      Fair Value
                          --------      --------      --------      --------      --------     ----------     --------    ----------

(in thousands)
Fixed Rate Debt           $  3,903      $  4,417      $ 18,623      $  5,074      $155,884      $217,591      $405,492     $164,171
Average interest rate         8.96%         8.96%         8.97%         8.97%         9.07%         9.05
Variable Rate Debt          20,138        17,333         3,962       220,008             0        20,300       281,741      272,010
                                                                                                              --------     --------
Average interest rate         7.09%         7.19%         7.53%         8.26%         3.72%         3.72%
Total Debt                $ 24,041      $ 21,750      $ 22,585      $225,082      $155,884      $237,891      $687,233     $436,181
                                                                                                              ========     ========


         On March 27, 1999, the Debtors filed the Chapter 11 Cases. As a result of the filing of the Chapter 11 Cases, principal or interest payments may not be made on any pre-petition debt until a plan of reorganization defining the repayment terms has been approved by the Bankruptcy Court.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                  FISCAL YEAR ENDED
                                                                                     -------------------------------------------
                                                                                     JANUARY 3,      DECEMBER 28,    DECEMBER 29,
(in thousands, except per share data)                                                   1999            1997            1996
                                                                                     -----------     -----------     -----------

Net sales:
Operations excluding closed facilities as a result of restructuring and
   remerchandising activities                                                        $ 3,159,260     $ 3,442,617     $ 3,544,670
Closed facilities as a result of restructuring and remerchandising activities            10,265         220,161         410,346
                                                                                     -----------     -----------     -----------
                                                                                       3,169,525       3,662,778       3,955,016
                                                                                     -----------     -----------     -----------
Costs and Expenses:
   Cost of merchandise sold and buying and occupancy expenses:
   Operations excluding closed facilities as a result of restructuring and
     remerchandising activities                                                        2,396,245       2,599,617     $ 2,664,585
   Closed facilities as a result of restructuring and remerchandising activities          19,011         212,145         333,376
                                                                                     -----------     -----------     -----------
                                                                                       2,415,256       2,811,762       2,997,961
                                                                                     -----------     -----------     -----------

Gross margin after cost of merchandise sold and buying and occupancy expenses:
   Operations excluding closed facilities as a result of restructuring and
     remerchandising activities                                                          763,015         843,000         880,085
   Closed facilities as a result of restructuring and remerchandising activities          (8,746)          8,016          76,970
                                                                                     -----------     -----------     -----------
                                                                                         754,269         851,016         957,055
                                                                                     -----------     -----------     -----------
Selling, general and administrative expenses:
   Operations excluding closed facilities as a result of restructuring and
     remerchandising activities                                                          706,701         685,779         695,717
   Closed facilities as a result of restructuring and remerchandising activities:          2,384          43,851          67,771
                                                                                     -----------     -----------     -----------
                                                                                         709,085         729,630         763,488
                                                                                     -----------     -----------     -----------
Other income, net                                                                        (12,927)         (2,571)         (4,656)

Restructuring charge                                                                     (14,895)        129,510              --

Impairment of assets                                                                      43,079              --              --

Depreciation and amortization:
   Operations excluding closed facilities as a result of restructuring and
     remerchandising activities                                                           56,979          55,063          53,857
   Closed facilities as a result of restructuring and remerchandising activities              93           3,185           5,802
                                                                                     -----------     -----------     -----------
                                                                                          57,072          58,248          59,659
                                                                                     -----------     -----------     -----------
Earnings (loss) before interest, income tax and extraordinary item:                      (27,145)        (63,801)        138,564

Interest expense - debt                                                                   76,563          70,663          66,993

Interest expense - capitalized leases                                                      6,692           7,868           8,643
                                                                                     -----------     -----------     -----------

Earnings (loss) before income tax and extraordinary item                                (110,400)       (142,332)         62,928

Income tax provision (benefit)                                                               (93)        (53,375)         23,598
                                                                                     -----------     -----------     -----------

Earnings (loss) before extraordinary item                                               (110,307)        (88,957)         39,330

Extraordinary loss from early extinguishment of debt, net of
   tax benefit of $1,585                                                                      --          (2,643)             --
                                                                                     -----------     -----------     -----------

Net earnings (loss)                                                                  $  (110,307)    $   (91,600)    $    39,330
                                                                                     ===========     ===========     ===========

Per Common Share - basic and diluted:
Earnings (loss) before extraordinary item                                            $     (1.11)    $     (0.89)    $      0.39
Extraordinary loss from early extinguishment of debt, net of tax benefit             $        --     $     (0.03)    $        --
                                                                                     -----------     -----------     -----------

Net earnings (loss)                                                                  $     (1.11)    $     (0.92)    $      0.39
                                                                                     ===========     ===========     ===========



The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

                                                                                      JANUARY 3,        DECEMBER 28,
(In thousands, except per share data)                                                   1999               1997
                                                                                     -----------        -----------

ASSETS
Current Assets:
   Cash and cash equivalents                                                         $   133,749        $   364,169
   Accounts receivable, net of allowance of $2,999 and $3,456, respectively               38,098             43,130
   Refundable income taxes                                                                10,769                 --
   Inventories                                                                           896,303            929,818
   Prepaid expenses and other assets                                                      24,379             25,276
   Deferred income taxes                                                                      --             22,478
                                                                                     -----------        -----------

        TOTAL CURRENT ASSETS                                                           1,103,298          1,384,871

   Net property and equipment - owned                                                    439,710            490,345
   Net property and equipment - capitalized expenses                                      21,297             33,289
   Other assets and deferred charges                                                      62,590             42,956
                                                                                     -----------        -----------

        TOTAL ASSETS                                                                 $ 1,626,895        $ 1,951,461
                                                                                     ===========        ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Notes payable to banks                                                            $   156,000        $        --
   Accounts payable                                                                      228,373            482,235
   Accrued expenses                                                                      224,813            214,451
   State and local sales taxes                                                             1,726             48,331
   Accrued restructuring costs                                                             7,864             21,178
   Borrowings classified as current                                                      220,041             23,723
   Current maturities of capitalized lease obligations                                     8,501              8,452
                                                                                     -----------        -----------

     TOTAL CURRENT LIABILITIES                                                           847,318            798,370

Accrued restructuring costs                                                               45,297             55,064
Long-term debt                                                                           467,192            711,512
Capitalized lease obligations                                                             41,193             50,010
                                                                                     -----------        -----------

     TOTAL LIABILITIES                                                                 1,401,000          1,614,956
                                                                                     -----------        -----------

 Commitments and contingencies (Note Q)

SHAREHOLDERS' EQUITY
   Preferred stock, $1 par value, authorized, 4,600 shares, undesignated as to rate and other rights, none issued
   Series A Junior Preferred Stock, $1 par value, authorized 1,100 shares, none issued
   Common stock, $.50 par value, authorized 500,000 shares, issued and
     outstanding 100,340 and 100,376 shares, respectively                                 50,170             50,188
   Additional paid-in capital                                                              7,680              7,908
   Deferred compensation                                                                  (1,975)            (2,787)
   Accumulated other comprehensive income (loss)                                            (869)                --
   Retained earnings                                                                     170,889            281,196
                                                                                     -----------        -----------

     TOTAL SHAREHOLDERS' EQUITY                                                          225,895            336,505
                                                                                     -----------        -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 1,626,895        $ 1,951,461
                                                                                     ===========        ===========




The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                      COMMON STOCK                                               ACCUMULATED
                                                 ---------------------   ADDITIONAL                                 OTHER
                                                  COMMON        PAR        PAID-IN     DEFERRED   COMPREHENSIVE COMPREHENSIVE
(in thousands)                                    SHARES       VALUE       CAPITAL   COMPENSATION     LOSS           LOSS
                                                 --------    ---------    ---------  ------------   ---------     ---------

BALANCE DECEMBER 31, 1995                          99,686    $  49,843    $   5,483    $  (2,050)   $      --     $      --

Net earnings                                           --           --           --           --           --            --

Exercise of stock options                              52           26           93           --           --            --

Shares issued under restricted
   stock awards                                        26           13          115         (128)          --            --

Amortization of deferred compensation                  --           --           --          927           --            --

Cancellation/forfeiture of restricted stock            (6)          (3)         (21)          --           --            --
                                                 --------    ---------    ---------    ---------    ---------     ---------

BALANCE DECEMBER 29, 1996                          99,758       49,879        5,670       (1,251)          --            --

Net loss                                               --           --           --           --           --            --

Exercise of stock options                              57           29           75           --           --            --

Shares issued under restricted
   stock awards                                       621          310        2,393       (2,703)          --            --

Amortization of deferred compensation                  --           --           --          948           --            --

Cancellation/forfeiture of restricted stock           (60)         (30)        (230)         219           --            --
                                                 --------    ---------    ---------    ---------    ---------     ---------

BALANCE DECEMBER 28, 1997                         100,376       50,188        7,908       (2,787)          --            --

Comprehensive loss:
   Net loss                                            --           --           --           --     (110,307)           --
   Minimum pension liability adjustment                --           --           --           --         (869)         (869)
                                                                                                    ---------
   Comprehensive net loss                                                                           $(111,176)
                                                                                                    =========
Shares issued under restricted
   stock awards                                        50           25           83         (108)                        --

Amortization of deferred compensation                  --           --           --          625                         --

Cancellation/forfeiture of restricted stock           (86)         (43)        (311)         295                         --


---------------------------------------------------------------------------------------------------------------------------

BALANCE JANUARY 3, 1999                           100,340    $  50,170    $   7,680    $  (1,975)                 $    (869)
                                                 ========    =========    =========    =========                  =========


(in thousands)                                  RETAINED
                                                EARNINGS       TOTAL
                                                ---------    ---------

BALANCE DECEMBER 31, 1995                       $ 333,466    $ 386,742

Net earnings                                       39,330       39,330

Exercise of stock options                              --          119

Shares issued under restricted
   stock awards                                        --           --

Amortization of deferred compensation                  --          927

Cancellation/forfeiture of restricted stock            --          (24)
                                                ---------    ---------

BALANCE DECEMBER 29, 1996                         372,796      427,094

Net loss                                          (91,600)     (91,600)

Exercise of stock options                              --          104

Shares issued under restricted
   stock awards                                        --           --

Amortization of deferred compensation                  --          948

Cancellation/forfeiture of restricted stock            --          (41)
                                                ---------    ---------

BALANCE DECEMBER 28, 1997                         281,196      336,505

Comprehensive loss:
   Net loss                                      (110,307)    (110,307)
   Minimum pension liability adjustment                --         (869)

   Comprehensive net loss

Shares issued under restricted
   stock awards                                        --           --

Amortization of deferred compensation                  --          625

Cancellation/forfeiture of restricted stock            --          (59)



----------------------------------------------------------------------

BALANCE JANUARY 3, 1999                         $ 170,889    $ 225,895
                                                =========    =========







The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  FISCAL YEAR ENDED
                                                                       -----------------------------------------
                                                                       JANUARY 3,    DECEMBER 28,   DECEMBER 29,
(In thousands)                                                           1999           1997           1996
                                                                       ----------    ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)                                                 $(110,307)     $ (91,600)     $  39,330
   Adjustments to reconcile net earnings (loss) to net
   cash provided (used) by operating activities:
        Depreciation and amortization (a)                                 63,820         62,345         62,683
        Deferred income tax                                               24,303        (39,663)        (1,244)
        Gain on sale of property and equipment                           (12,927)        (2,571)        (4,656)
        Write-down of property due to asset impairment                    43,079             --             --
        Write-down of property due to restructuring                           --         32,915             --
        Reversal of restructuring charges                                (14,895)            --             --
        Write-off of debt issue costs                                         --          2,208             --
        Changes in assets and liabilities:
          Accounts receivable                                              5,032         18,324         (7,833)
          Inventories                                                     33,515        123,151        (18,502)
          Prepaid expenses and other assets                               (7,576)        (1,368)         9,816
          Accounts payable                                              (253,862)      (157,652)       (39,219)
          Accrued expenses                                               (36,872)        (9,866)        20,673
          Accrued restructuring costs                                    (13,892)        76,242             --
          Income tax                                                     (10,769)       (33,898)         4,689
                                                                       ---------      ---------      ---------

        NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:               (291,351)       (21,433)        65,737
                                                                       ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment - owned                           (50,676)       (40,838)       (40,746)
   Proceeds from sale of property and equipment                           44,845         19,574          9,855
   Restricted cash and other assets, net                                 (30,358)        (2,006)           965
                                                                       ---------      ---------      ---------

        NET CASH USED BY INVESTING ACTIVITIES:                           (36,189)       (23,270)       (29,926)
                                                                       ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term borrowings                                   156,000        483,700        421,700
   Repayment of short-term borrowings                                         --       (483,700)      (421,700)
   Proceeds from long-term debt                                               --        206,560         73,563
   Repayment of term loan and long-term debt                             (48,002)      (101,999)        (2,486)
   Repayment of capitalized lease obligations                             (8,649)        (8,395)        (8,693)
   Debt issuance costs                                                    (2,170)       (17,350)        (4,048)
   Exercise of stock options (forfeiture of restricted stock), net           (59)            63             95
                                                                       ---------      ---------      ---------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                         97,120         78,879         58,431
                                                                       ---------      ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (230,420)        34,176         94,242
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                            364,169        329,993        235,751
                                                                       ---------      ---------      ---------
CASH AND CASH EQUIVALENTS - END OF YEAR                                $ 133,749      $ 364,169      $ 329,993
                                                                       =========      =========      =========

SUPPLEMENTAL DATA:
Cash paid (received) during the year for:
   Interest                                                            $  63,632      $  78,400      $  71,300
   Income tax                                                          $ (17,442)     $  21,100      $  19,900
Non-cash financing activities --
   Other comprehensive loss                                            $    (869)     $      --      $      --

(a) Includes other amortization classified as either selling, general and administrative expense or interest expense of $6,748 for fiscal 1998, $4,058 for fiscal 1997, $2,972 for fiscal 1996, and $0, $39 and $52 of discount amortization classified as interest expense in fiscal 1998, 1997 and 1996, respectively.






The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE YEARS ENDED JANUARY 3, 1999

A.       DESCRIPTION OF THE BUSINESS

         The Company is one of the nation's largest retailers of jewelry and offers a selection of brand-name hard goods and other product lines. The major categories of goods offered by the Company are fine jewelry, kitchen and dining, home accents and furniture, looking healthy/staying healthy, season to season, travel and adventure, electronics and kid essentials. Customer purchases typically take place in a Company store. The Company is engaged in a highly competitive business and competes with most nationally known jewelry and general retail merchandisers, including department, general merchandise, specialty and discount stores. As of January 3, 1999, the Company operated 350 stores in 34 states.

B.       SUBSEQUENT EVENTS AND GOING CONCERN MATTERS

         Subsequent Events -- Out-of-Court Restructuring Plan

         As a result of the Company's decreased net sales in the fourth quarter of fiscal 1998 and the resulting negative cash flows from operations, in January 1999 the Company began an effort to effect an out-of-court restructuring plan. As part of this out-of-court restructuring plan, on January 20, 1999, the Company entered into a credit facility with Citibank, N.A. (the "Second Amended and Restated Credit Agreement"). The Company also developed a plan to close up to 132 stores, up to four distribution centers and to reduce corporate overhead (the "Rationalization Plan"). In March 1999 as part of the Rationalization Plan, the Company announced the closing of the Dallas distribution center and the reduction of its workforce at its Nashville corporate offices by 150 employees. As a result of the filing of the Chapter 11 Cases (as discussed below), aspects of the Rationalization Plan not implemented by March 27, 1999 or not approved to date by the Bankruptcy Court may be subject to Bankruptcy Court approval.

         Subsequent Events -- Proceedings Under Chapter 11 of the Bankruptcy
Code

         Before the Company was able to effect an out-of-court restructuring, on March 15, 1999, five of the Company's vendors filed an involuntary petition for reorganization under Chapter 11 ("Chapter 11") of title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Middle District of Tennessee (the "Bankruptcy Court") seeking court supervision of the Company's restructuring efforts. On March 27, 1999, the Company and 31 of its subsidiaries (collectively, the "Debtors") filed voluntary petitions with the Bankruptcy Court for reorganization under Chapter 11 under case numbers 399-02649 through 399-02680 (the "Chapter 11 Cases") and orders for relief were entered by the Bankruptcy Court. The Chapter 11 Cases have been consolidated for the purpose of joint administration under Case No. 399-02649. The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code.

         Actions to collect pre-petition indebtedness are stayed and other contractual obligations against the Debtors may not be enforced. In addition, under the Bankruptcy Code the Debtors may assume or reject executory contracts, including lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Bankruptcy Court. Although the Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy in 2000 or 2001, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan(s) will be consummated. As provided by the Bankruptcy Code, the Debtors initially have the exclusive right to submit a plan of reorganization for 120 days. Further extensions may be sought and may be granted or rejected by the Bankruptcy Court. If the Debtors fail to file a plan of reorganization during such period or if such plan is not accepted by the required number of creditors and equity holders, any party in interest may subsequently file its own plan of reorganization for the Debtors. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. A plan of reorganization could also result in holders of the Common Stock receiving no value for their interests. Because of such possibilities, the value of the Common Stock is highly speculative.

         At the first day hearing held on March 29, 1999 before Judge George C. Paine, the Bankruptcy Court entered first day orders granting authority to the Debtors, among other things, to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations, to pay vendors and other providers in the ordinary course for goods and services received from March 15, 1999, and to honor customer service programs, including warranties, returns, layaways and gift certificates.

         The Company has entered into an agreement dated March 29, 1999 with Citicorp USA, Inc., as administrative agent, BankBoston, N.A. as documentation agent and collateral monitoring agent, and Salomon Smith Barney Inc. as sole arranger and book manager, for a debtor-in-possession credit facility (the "DIP Facility") under which the Company may borrow up to $750 million, subject to certain limitations, to fund ongoing working capital needs while it prepares a reorganization plan. The DIP Facility includes $100 million in term loans and a maximum of $650 million in revolving loans. Financial covenants are subject to amendment pending the finalization of the Company's business plan. The DIP Facility includes a $200 million sub-facility for standby and trade letters of credit. Interest rates on the DIP Facility are based on either the Citibank N.A. Alternative Base Rate plus 1.25% for ABR Loans or 2.25% over LIBOR or Eurodollar Loans. The DIP Facility is secured by substantially all of the assets of the Company and its subsidiaries, subject only to valid, enforceable, subsisting and non-voidable liens of record as of the date of commencement of the Chapter 11 Cases, and other liens permitted by the DIP Facility.

         Borrowings under the DIP Facility are limited based on a borrowing base formula which considers eligible inventories, eligible accounts receivable, trade letters of credit and mortgage values on eligible real properties. The DIP Facility contains restrictive covenants which are substantially similar to those contained in the Second Amended and Restated Credit Facility, and are subject to amendment pending finalization of the Company's business plan. The Company's ability to obtain new borrowings after the first anniversary of the DIP Facility is subject to the Company and the lenders having agreed upon a business plan and revised financial and other covenants.

         On March 29, 1999, the Bankruptcy Court approved the DIP Facility on an interim basis. The final hearing with respect to the DIP Facility has been set for April 27, 1999. The Company believes the DIP Facility (if finally approved by the Bankruptcy Court) should provide it with adequate liquidity to conduct its operations while it prepares a reorganization plan.

         Going Concern Matters

         The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's recent losses and negative cash flows from operations, and the Chapter 11 Cases raise substantial doubt about the Company's ability to continue as a going concern. As discussed above, management intends to submit a plan for reorganization to the Bankruptcy Court. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, (i) the Company's ability to obtain and comply with debtor-in-possession financing agreements, (ii) confirmation of a plan of reorganization under the Bankruptcy Code, (iii) the Company's ability to achieve profitable operations after such confirmation, and (iv) the Company's ability to generate sufficient cash from operations to meet its obligations.

         Management believes that the plan of reorganization, as it is being developed and subject to approval of the Bankruptcy Court, and the DIP Facility, along with cash provided by operations, will provide sufficient liquidity to allow the Company to continue as a going concern; however, there can be no assurance that the sources of liquidity will be available or sufficient to meet the Company's needs. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

C.       FINANCIAL STATEMENT PRESENTATION

         A plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The consolidated financial statements do not give effect to any adjustment to the carrying value of assets or amounts and classifications of liabilities that might be necessary as a result of the Chapter 11 Cases.

         The Company's consolidated statements of operations presentation changed in fiscal 1997 to disclose the financial statement impact of the inventory liquidations associated with the closed facilities as a result of restructuring and remerchandising activities. The line item "Closed facilities as a result of restructuring and remerchandising activities" represents activity specifically identifiable to inventory liquidations conducted in conjunction with (1) the Company's restructuring plan adopted on March 25, 1997 ("Restructuring Plan") and (2) exiting the computer, infant, pet supply and other merchandise categories and certain components of the wireless communication and sporting goods categories as part of a remerchandising program. As of January 3, 1999, 53 stores, one distribution center and primarily all of the aforementioned merchandise categories have been liquidated. All activity for these items is classified in "Closed facilities as a result of restructuring and remerchandising activities." Prior year amounts reflect operating results for these same facilities and merchandise classifications. Selling, general and administrative expenses for closed facilities as a result of restructuring and remerchandising activities does not include any allocation of corporate overhead.

D.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions and balances have been eliminated.

         Fiscal year: The Company maintains its books using a 52/53 week year ending on the Sunday closest to the end of the calendar year. There were 53 weeks in the fiscal year ended January 3, 1999 and 52 weeks in each of the previous two fiscal years.

         Use of estimates: The preparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the consolidated financial statements. Changes in such estimates may affect amounts reported in future periods.

         Cash and cash equivalents: Cash and cash equivalents include cash on hand and short-term, highly liquid investments which generally include commercial paper, time deposits, securities under repurchase agreements, tax exempt variable rate securities, master notes and institutional money market funds, with an original maturity date less than 30 days. These investments are valued at cost, which approximates market, and have a weighted-average interest rate of 5.8% in the fiscal years ended January 3, 1999 and December 28, 1997.

         Accounts receivable: Accounts receivable primarily includes trade accounts, vendor allowances and customer layaway receivables and receivables for income earned on the private label credit card.

         Inventories: Inventories are valued at the lower of cost or market. Cost is determined utilizing the first-in, first-out method and includes certain buying and warehousing costs.

         Advertising: The Company generally expenses the costs of producing and communicating advertising the first time the advertising takes place. Net advertising expense was $133.0 million, $135.0 million and $144.0 million for fiscal 1998, 1997 and 1996, respectively. Advertising costs of $10.6 million and $7.8 million were included in prepaid expenses at January 3, 1999 and December 28, 1997, respectively.

         Property and equipment - owned: Owned property and equipment are stated at cost. Depreciation and amortization are provided principally on the straight-line method over a period of five to 10 years for furniture, fixtures and equipment and 30 years for buildings. Leasehold improvements are depreciated over the lesser of the life of the asset or the real estate lease term. Accelerated depreciation methods are used for income tax purposes.

         Property and equipment - capitalized leases: Capitalized leases are recorded at the lower of fair value of the leased property or the present value of the minimum lease payments at the inception of the lease. Amortization of leased property is computed using the straight-line method over the lesser of the life of the leased asset or the term of the lease.

         Deferred charges and other assets: Deferred charges consist primarily of debt issuance costs and deferred finance charges which are amortized over the life of the related debt. This amortization is classified as interest expense. Other assets primarily consist of restricted cash required by the private label credit card agreement.

         Derivative financial instruments: As part of a strategy to maintain an acceptable level of exposure to the risk of interest rate fluctuation, the Company has developed a targeted mix of fixed-rate versus variable rate debt. The Company utilizes interest rate swaps to manage this mix. All outstanding interest rate swaps have been designated as hedges of debt instruments. The Company recognizes interest differentials as adjustments to interest expense in the period they occur. Gains and losses on terminations of interest rate swaps would be deferred and amortized to interest expense over the shorter of the original term of the agreements or the remaining life of the associated outstanding debt. The counterparties to these instruments are major financial institutions. The fair value of the Company's interest rate swap agreements is based on dealer quotes. These values represent the amounts the Company would receive or pay to terminate the agreements taking into consideration current interest rates. These counterparties expose the Company to credit risk in the event of non-performance; however, the Company does not anticipate non-performance by the other parties. The Company does not hold or issue derivative financial instruments for trading purposes.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This pronouncement will be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is still in the process of analyzing the impact of the adoption of this Statement. The Company anticipates that the adoption of this Statement will not have a material impact on its operating results or financial position.

         Impairment of assets: The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that net book value of the asset may not be recoverable in accordance with the SFAS No. 121, "Accounting for Impairment of Long-Lived Assets to Be Disposed Of." The impact of SFAS No. 121 for fiscal 1998 is disclosed in Note G in these consolidated financial statements.

         Insurance: In July 1998, Service Plus Assurance Company, Ltd., a wholly-owned insurance company incorporated under the laws of Bermuda, was established to provide coverage for the retained loss portion of the Company's workers' compensation and general liability coverage. Accordingly, provisions are made for the Company's discounted actuarially determined estimates of future claim costs for such risks. To the extent that subsequent claim costs vary from those estimated, current earnings are charged or credited.

         Stock-based compensation: The Company accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The pro forma impact of the fair value method of accounting for stock-based employee compensation is disclosed in Note K to these consolidated financial statements in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation."

         Store opening costs: Costs of opening new stores are charged to operations as incurred.

         Income tax: The Company reports income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, the asset and liability method is used for computing future income tax consequences of events which have been recognized in the Company's consolidated financial statements or income tax returns. Deferred income tax expense or benefit is the change during the year in the Company's deferred income tax assets and liabilities.

         Net earnings (loss) per common share: Net earnings (loss) per common share for all periods have been computed in accordance with SFAS No. 128, "Earnings Per Share." Basic net earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year. Diluted net earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the year plus incremental shares that would have been outstanding upon the assumed vesting of dilutive restricted stock and the assumed exercise of dilutive stock options. See Note L for a reconciliation of basic and diluted earnings (loss) per share.

         Comprehensive Loss: Comprehensive loss is reported in accordance with SFAS No. 130, "Reporting Comprehensive Income." Other comprehensive loss includes minimum pension liability adjustments. For fiscal 1997 and 1996 net income (loss) equaled comprehensive income (loss). See Note N for reporting of minimum pension liabilities.

         Retirement Plans and Other Postretirement Benefits: The Company reports all information on its retirement plans and other postretirement benefits in accordance with SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits". All periods reported have been stated in accordance with SFAS 132. See Note N, "Retirement Plans".

         Segment Reporting: The Company has adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" during the year ended January 3, 1999. See Note R, "Segment Reporting".

         Reclassification: Certain reclassifications have been made to fiscal 1997 and 1996 to conform to the fiscal 1998 presentation.

E.       RESTRUCTURING PLAN

         On March 25, 1997, the Company adopted a business restructuring plan to close up to 60 under performing stores and one distribution center. As a result, a pre-tax charge of $129.5 million for restructuring costs was taken in the first quarter of fiscal 1997. The components of the restructuring charge and an analysis of the amounts charged against the accrual during fiscal 1998 are outlined in the following table:

                                                                           1998 ACTIVITY
                                               ---------------------------------------------------------------------
                                                  ACCRUED                                                 ACCRUED
                                               RESTRUCTURING                                           RESTRUCTURING
                                                COSTS AS OF                                             COSTS AS OF
                                                DECEMBER 28,  RESTRUCTURING    ASSET      CHANGE IN      JANUARY 3,
(in thousands)                                      1997       COSTS PAID   WRITE-DOWNS    ESTIMATE        1999
                                                  --------     ----------   -----------    --------      --------

Lease termination and other real estate costs     $ 73,511      $(13,737)     $     --     $ (6,613)     $ 53,161
Property and equipment write-downs                      --            --         5,706       (5,706)           --
Employee severance                                     531          (155)           --         (376)           --
Other exit costs                                     2,200            --            --       (2,200)           --
                                                  --------      --------      --------     --------      --------
     Total                                        $ 76,242      $(13,892)     $  5,706     $(14,895)       53,161
                                                  ========      ========     ========      ========
     Less: Current portion                                                                                 (7,864)
                                                                                                         --------
                                                                                                         $ 45,297
                                                                                                         ========

         The closing of nine stores during the first half of fiscal 1998 brought the total number of closures, in accordance with the Restructuring Plan, to 53 stores and one distribution center. Store closures were completed as of May 1998. The Company closed less than 60 stores primarily due to the inability to negotiate acceptable exit terms from the related lessors.

         Restructuring costs paid during fiscal 1998 relate primarily to lease termination and other real estate costs. The Company incurred $7.7 million in contractual rent payments and lease termination fees and $6.0 million in other real estate costs primarily related to utilities, common area maintenance fees, real estate taxes and brokerage costs. The Company will pay lease termination fees as the Company is able to obtain such terminations or as it rejects such leases under the Chapter 11 Cases. In fiscal 1998, the Company paid $1.8 million in lease termination fees compared with $4.1 million in fiscal 1997. The leases remaining on closed locations as of January 3, 1999 vary in length with expiration dates ranging from February 1999 to December 2030. The ultimate timing of lease termination payments will depend on the Company's ability to negotiate acceptable lease exit terms. The Company believes changes in estimates are representative of deteriorating conditions existing as of January 3, 1999. Restructure reserves of $14.9 million were reversed in the fourth quarter of fiscal 1998 primarily due to favorable lease termination experience in the second half of fiscal 1998 and favorable experience related to the sale of property and equipment associated with the store closures.

         As of January 3, 1999, property and equipment associated with the Restructuring Plan have been written-down to reflect their estimated fair value. Management anticipates selling or abandoning substantially all remaining owned property and equipment associated with the Restructuring Plan. Approximately 3,000 employees were terminated pursuant to the Restructuring Plan. All such terminations were completed as of May 1998.

F.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

           (In thousands)                                          1/3/99            12/28/97
                                                                 -----------        -----------

           Owned assets:
           Land                                                  $    97,161        $   106,551
           Buildings                                                 386,071            412,135
           Furniture, fixtures and equipment                         399,221            371,762
           Leasehold improvements                                    108,375            110,672
           Construction in progress                                       66                236
           Other                                                       2,484              6,618
                                                                 -----------        -----------
                                                                     993,378          1,007,974
           Less: Accumulated depreciation and amortization          (553,668)          (517,629)
                                                                 -----------        -----------
           Owned assets, net                                     $   439,710        $   490,345
                                                                 ===========        ===========

           Capitalized leases:
           Real estate                                           $    93,251        $    99,750
           Furniture, fixtures and equipment                           7,046             10,274
                                                                 -----------        -----------
                                                                     100,297            110,024
           Less: Accumulated amortization                            (79,000)           (76,735)
                                                                 -----------        -----------
           Capitalized leases, net                               $    21,297        $    33,289
                                                                 ===========        ===========

G.       IMPAIRED ASSETS

         In the fourth quarter of fiscal 1998, the Company recorded a non-cash impairment loss of $43.1 million related to a write-down of the Company's fixed assets. The Company performed a long-lived impairment analysis due to projected cash flow losses combined with current operating and cash flow losses at certain store locations.

         Assets are evaluated for impairment on an individual store basis which management believes is the lowest level for which there are identifiable cash flows. Projected future cash flows (undiscounted and without interest) were compared to the carrying amount of assets at each location. If the carrying amount of the assets exceeded the projected future cash flows, an impairment loss was recognized. Impaired assets were written-down to their estimated fair value. Fair value was based on sales of similar assets or other estimates of fair value such as discounting estimated future cash flows. Considerable management judgment is necessary to estimate fair value. Accordingly, actual results could vary significantly from such estimates. The following table is a summary of the impairment charges recognized:

                                                        IMPAIRMENT
                                 ASSET TYPE               AMOUNT
                           ----------------------         -------

                           Land                           $ 3,196
                           Buildings                        6,501
                           Furniture and Fixtures          16,470
                           Leasehold Improvements          12,011
                           Capital Lease Assets             4,901
                                                          -------
                                       TOTAL              $43,079
                                                          =======

H.       BORROWINGS

         This note contains information regarding the Company's short-term borrowings and long-term debt as of January 3, 1999. On March 27, 1999, the Company filed the Chapter 11 Cases. See Note B. As a result of the filing of the Chapter 11 Cases, no principal or interest payments will be made on any pre-petition debt until a plan of reorganization defining the repayment terms has been approved by the Bankruptcy Court.

         The Company had a $900 million, fully-committed, asset-based credit facility ("Amended and Restated Credit Facility") in place as of January 3, 1999 and December 28, 1997. The Amended and Restated Credit Facility included $200 million in term loans and up to a maximum of $700 million in revolving loans including a $175 million subfacility for letters of credit. The Amended and Restated Credit Facility was scheduled to mature on September 10, 2002. Interest rates on the Amended and Restated Credit Facility were subject to change based on a financial performance-based grid and could not exceed a rate of LIBOR +2.25% on revolving loans and LIBOR +2.50% on the term loan. As of January 3, 1999 the revolving loans carried a rate of Prime +1.25% on both the term loan and the revolver of LIBOR + 2.25%. The weighted-average interest rate on borrowings under the Company's credit facilities in fiscal 1998 and 1997 was 8.0% and 7.8% respectively. There was a commitment fee of 3/8% on the undrawn portion of the revolving loans. Revolving loans outstanding under the Amended and Restated Credit Facility were $156 million and $0 as of January 3, 1999 and December 28, 1997. The Amended and Restated Credit Facility was secured by all material unencumbered assets of the Company and its subsidiaries, including inventory but excluding previously mortgaged property and leasehold interests. These security interests would have automatically terminated when the Company's senior debt (or implied senior debt) achieves investment grade credit rating or the Company met certain performance targets.

         Borrowings under the Amended and Restated Credit Facility were limited based on (a) a borrowing base formula which considers eligible inventories, eligible accounts receivable and mortgage values on eligible real properties and
(b) limitations contained in the Company's public senior subordinated debt indenture. Approximately $381.6 million of borrowings were unused and available under the Amended and Restated Credit Facility as of January 3, 1999. The Amended and Restated Credit Facility contained certain restrictive covenants, the most restrictive of which included: (a) maintenance of a leverage ratio and fixed charge coverage ratio, (b) restrictions on dividends, capital spending, and the incurrence of additional indebtedness, (c) restrictions on incurring and assuming liens on property or assets, and (d) restrictions on mergers, consolidations, and sales of assets. The Amended and Restated Credit Facility excluded from financial covenant calculations the impact of up to $175 million of pre-tax charges and costs related to restructuring charges. Additionally, the Amended and Restated Credit Facility required borrowings outstanding under the revolving loans to be less than $150 million for a period of 30 consecutive days each year. On October 28, 1998, the Company amended the Amended and Restated Credit Facility to reduce the fixed charge coverage ratio from 1.25:1.0 to 1.05:
1.0 for the fourth quarter of fiscal 1998, for which the Company was not in compliance.

         As part of an out-of-court restructuring plan, on January 20, 1999, the Company completed the Second Amended and Restated Credit Facility, a $750 million, 30 month, asset-based credit facility replacing the Amended and Restated Credit Facility. The Second Restated and Amended Credit Facility included $150 million in term loans, a maximum of $600 million in revolving loans and a commitment fee of $23 million. Financial covenants were subject to amendment pending the finalization of the Company's business plan. The Second Amended and Restated Credit Facility included a $200 million sub- facility for standby and trade letters of credit. Prior to the filing of the Chapter 11 Cases, interest rates on the Second Amended and Restated Credit Facility were based on either Prime Rate + 1.50% or Eurodollar + 2.75%. The Second Amended and Restated Credit Facility was secured by all material unencumbered assets of the Company and its subsidiaries, including inventory but excluding previously mortgaged property and leasehold interests.

         Borrowings under the Second Amended and Restated Credit Facility were limited based on a borrowing base formula which considered eligible inventories, eligible accounts receivable and mortgage values on eligible real properties and limitations contained in the Company's public senior subordinated debt indenture. The Second Amended and Restated Credit Facility contained certain restrictive covenants, the most restrictive of which included: (a) maintenance of an EBITDA amount (to be determined at a later date), (b) restrictions on dividends and the incurrence of additional indebtedness, (c) restrictions on incurring and assuming liens on property or assets, (d) restrictions on mergers, consolidations, and sales of assets, and (e) a capital spending maximum of $50 million annually. Additionally, the Second Amended and Restated Credit Facility required borrowings outstanding under the revolving loans to be less than an amount to be specified at a later date for a period of 30 consecutive days each year. All borrowings under the Second Amended and Restated Credit Facility as of January 3, 1999 are classified as current.

Borrowings consists of the following:

         (in thousands)                                                            1/3/99           12/28/97
                                                                                  ---------         ---------

         9% Senior Subordinated Debentures, payable in equal
              installments in 2003 and 2004                                       $ 300,000         $ 300,000
         Term loan, variable interest rate at January 3, 1999 of 7.76%,
              payable in quarterly installments to 2002                             196,000           200,000
         8 3/8% Senior Notes due 2001                                                13,799            13,799
         First Mortgage Secured Notes, variable interest rate at January
              3, 1999 of 6.64%, payable in varying amounts from 1998
              to 2002                                                                62,707            90,000
         Real Estate Mortgage Financing Notes, weighted-average
              fixed interest rate at January 3, 1999 of 9.12%, payable in
              mortgage installments to 2011                                          69,264            71,987
         Industrial Revenue Bonds, fixed and variable interest rates, weighted-average interest rate at January 3, 1999 of 3.5%,
              payable in varying amounts to 2024                                     24,300            37,185
         Mortgage notes payable, weighted-average fixed interest rate at January 3, 1999 of 8.08%, payable in varying amounts
              to 2022                                                                21,163            22,264
                                                                                  ---------         ---------
                                                                                    687,233           735,235
         Less: Borrowings classified as current                                    (220,041)          (23,723)
                                                                                  ---------         ---------
         Long-term debt                                                           $ 467,192         $ 711,512
                                                                                  =========         =========

The Term Loan above has been classified as current, however the future scheduled principal payments for the Company's borrowings (which are subject to being restructured in connection with the Chapter 11 Cases) were as follows as of January 3, 1999:

                     (In thousands)
                       Fiscal Year
                   -------------------
                   1999                  $ 24,041
                   2000                    21,750
                   2001                    22,585
                   2002                   225,082
                   2003                   155,884
                   Thereafter             237,891
                                         --------
                   Total                 $687,233
                                         ========

         During fiscal 1997, the Company retired $86.2 million of the Company's $100 million 8 3/8% Senior Notes due 2001. As a result of this early retirement, the Company recorded an extraordinary loss of $2.0 million after tax, or $0.02 per share. Additionally, a non-cash extraordinary loss of $0.6 million, or $0.01 per share, was recorded to write-off deferred financing charges associated with the replacement of the Company's $525 million Reducing Revolving Credit Facility with the Amended and Restated Credit Facility.

         The Company has entered into an agreement with the Long Term Credit Bank of Japan ("LTCB") in which LTCB will lend to the Company a total of $50 million in three equal installments of $16.7 million in June of 1998, 1999 and 2000 as its portion of the First Mortgage Secured Notes matures. The new notes will carry a floating interest rate of LIBOR + 2.25%, mature on March 1, 2002 and will be secured with a second lien on the properties securing the $90 million permanent mortgage financing until those notes are paid, at which time, the Company will provide first liens on certain properties to secure this note.

         In fiscal 1997 the Company issued $6.6 million of Real Estate Financing Notes to a bank.

         The 9% Senior Subordinated Debentures are subordinated to all senior indebtedness of the Company, as defined, and are callable, at the Company's option, at a premium of 104.5%, which decreases annually until reaching par in December 2000. Interest on the debentures is payable semi-annually in June and December. The Company delayed its interest payment due December 15, 1998. The payment was made January 14, 1999. The non-payment of the interest was a technical default under the Amended and Restated Credit Facility and the Company's operating performance, absent a waiver, would have resulted in a breach of the fixed-charge coverage ratio covenants in agreements with First American National Bank and the Canadian Imperial Bank of Commerce. A waiver was granted to the Company by those parties to waive the default until January 15, 1999. The technical default was cured upon payment.

         Mortgages and Industrial Revenue Bonds are collateralized by property and equipment having a net book value of approximately $26.3 million and $16.1 million, respectively, at January 3, 1999. The Industrial Revenue Bonds are primarily floating rate demand obligations.

         The Company has commercial and standby letters of credit used to secure corporate obligations. The commercial letters of credit have contractual amounts totaling $57.4 million and $44.5 million at January 3, 1999 and December 28, 1997, respectively. The standby letters of credit have contractual amounts totaling $49.0 million and $59.0 million at January 3, 1999 and December 28, 1997, respectively.

         General terms of the Company's debtor-in-possession financing facility are discussed in Note B.

I.       LEASE COMMITMENTS

         The Company has both capital and operating lease agreements for stores and other facilities as well as for certain furniture, fixtures and equipment. Under most of these lease agreements, the Company pays taxes, insurance and maintenance costs. Initial lease terms for stores generally range from 10 to 25 years with renewal periods for an additional five to ten years. Certain store leases provide for additional contingent rental payments based on a percentage of sales in excess of specified minimum amounts.

         Future minimum lease payments as of January 3, 1999 (inclusive of leases at closed stores that have not yet been terminated) are as follows:

                                                       CAPITALIZED LEASE
                                                          OBLIGATIONS
                                               --------------------------------
                                                                FURNITURE,
                                                                 FIXTURES
                                                                    AND        OPERATING
(In thousands)                                  REAL ESTATE      EQUIPMENT      LEASES
                                               ------------     ----------     --------
Fiscal Year
1999                                             $ 11,860       $ 1,851       $ 66,801
2000                                               11,444           443         62,833
2001                                               10,423            62         57,528
2002                                                9,462            --         55,103
2003                                                7,961            --         50,389
Thereafter                                         23,686            --        299,897
                                                 --------       -------       --------

Total minimum payments                             74,836         2,356       $592,551
                                                                              ========

Less: Imputed interest and executory costs        (27,478)          (20)
                                                 --------       -------

Present value of net minimum lease payments        47,358         2,336

Less: Current maturities                           (6,334)       (2,167)
                                                 --------       -------

Capitalized lease obligations                    $ 41,024       $   169
                                                 ========       =======

         Minimum sublease rent income, not deducted from above, to be received in the future under noncancellable operating subleases aggregated $28.3 million at January 3, 1999. Minimum lease income to be received in the future on noncancellable leases of owned properties aggregated $20.4 million at January 3, 1999.

         Capitalized real estate and equipment leases are at effective interest rates of approximately 12.5% and 8.2%, respectively, as of January 3, 1999. There were no capital leases added in fiscal 1998 as compared to $5.4 million in fiscal 1997.

         Rental expense, net of lease income on owned properties and sublease income on leased properties, consists of the following:



                                                                        FISCAL YEAR
                                                          --------------------------------------
(in thousands)                                               1998          1997          1996
                                                          -----------   ----------    ----------
Minimum rentals                                            $   71,537   $   74,163    $   85,038
Contingent rentals                                                962        1,237         1,376
Sublease rental income                                         (3,353)      (3,792)       (4,296)
Owned properties rental income                                 (3,768)      (3,962)       (4,819)
                                                           ----------   ----------    ----------
    Net rental expense                                     $   65,378   $   67,646    $   77,299
                                                           ==========   ==========    ==========

        The lease obligations described above are subject to the impact of the Chapter 11 Cases described in Note B.

J.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of financial instruments has been estimated by the Company using available market information as of January 3, 1999 and December 28, 1997, and valuation methodologies considered appropriate to the circumstances. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The fair values set forth below do not reflect the impact, if any, of the subsequent filing of the Chapter 11 Cases described in Note B.


                                                            1/3/99                       12/28/97
                                                ------------------------------   ---------------------------
                                                  CARRYING          ESTIMATED     CARRYING        ESTIMATED
(in thousands)                                     AMOUNT          FAIR VALUE       AMOUNT        FAIR VALUE
                                                ------------      ------------   ----------      ------------
Assets:
    Cash and cash equivalents                   $   133,749       $ 133,749      $ 364,169       $ 364,169
Liabilities:
    9% Senior Subordinated Debentures               300,000          64,125        300,000         213,000
    Term Loan                                       196,000         196,000        200,000         196,593
    Mortgages                                       153,134         145,529        184,251         176,846
    Industrial Revenue Bonds                         24,300          24,300         37,185          37,185
    Notes payable to banks                          156,000         156,000             --              --
    8 3/8% Senior Notes                              13,799           6,227         13,799          12,833

         Cash and cash equivalents: The carrying amount approximates fair value due to the short maturity of these instruments (less than three months).

         9% Senior Subordinated Debentures and 8 3/8% Senior Notes: Fair value is based on quoted market prices from the New York Stock Exchange at January 3, 1999 and December 28, 1997.

         Notes payable to banks, Term Loan and Mortgages: Fair value is based on management's estimate of the present value of estimated future cash flows discounted at the current market rate for financial instruments with similar characteristics and maturities.

         Industrial Revenue Bonds: The carrying value approximates the fair value. Due to the variable rate nature of the instruments, the interest rate paid by the Company is equivalent to the current market rate demanded by investors; therefore, the instruments trade at par.

         Derivatives: As of January 3, 1999, the Company was party to interest rate swaps covering $125 million in principal amount of indebtedness and expiring in December 2000. These swaps exchange the floating interest rate exposure on the $125 million of debt for fixed interest rate exposure. The Company will pay a weighted average fixed rate of 5.97% on the $125 million notional amount rather than the three-month LIBOR rate, which was 5.23% as of January 3, 1999. As of January 3, 1999, these instruments had no carrying value. The fair value of interest rate swap agreements are estimated based on quotes from dealers of these instruments and represent the estimated amounts the Company would expect to pay or receive to terminate the agreements. The fair value of the Company's interest rate swap agreements was ($2.3) million and ($0.1) million as of January 3, 1999 and December 28, 1997, respectively.

K.       STOCK OPTIONS AND AWARDS

         Under the Company's employee stock incentive plans, the Compensation Committee of the Board of Directors ("Compensation Committee") has authority to grant the following types of awards: (a) stock options; (b) stock appreciation rights; (c) restricted stock; (d) deferred stock; (e) stock purchase rights and/or (f) other stock-based awards. Awards are exercisable subject to terms and conditions as determined by the Compensation Committee with no awards exercisable ten years after the date of grant.

         In fiscal 1991, the Board of Directors adopted the 1991 Directors' Equity Plan for nonemployee directors. Under the Second Amended and Restated Directors' Plan eligible directors annually receive stock options exercisable for 3,000 shares of the Company's common stock. The plan was amended in fiscal 1998 and 1997 to increase the number of shares covered by option grants to directors and to permit participating nonemployee directors to receive all or any portion of their quarterly retainer in the form of an option to purchase shares of the Company's common stock, respectively. The stock options are granted with an exercise price equal to the fair market value of the Company's common stock as of the date of grant, are exercisable in 20% installments beginning one year from the date of grant and expire ten years from the grant date. An aggregate of 296,875 shares of the Company's common stock is authorized to be issued under this plan.

         During fiscal 1995, the Company amended and restated the 1989 Employee Stock Incentive Plan ("Stock Incentive Plan") to increase the number of shares issuable, to extend the term during which awards may be made under the Stock Incentive Plan and to limit the amount of stock-based awards that may be granted to any single officer or key employee under that plan. Options are generally granted with a three to five-year vesting requirement. At January 3, 1999, there were approximately 1.1 million shares of unissued common stock reserved for issuance under the Company's Stock Incentive Plan.

         On October 16, 1998, the Company repriced options granted between August 1, 1989 and September 30, 1998 with grant prices ranging from $1.59 per share to $10.13 per share. For each option exchanged, one new option was issued with an exercise price of $1.25 per share. A total of 6.4 million options were repriced and are exercisable in equal one-third installments beginning one year from the date of grant. The repriced options expire five years from the grant date.

         Stock options: A summary of the status of the Company's two fixed stock option plans for fiscal 1998, 1997 and 1996, and changes during those years is presented below:

                                                     1998                   1997                        1996
                                          -----------------------   --------------------    -------------------------
                                                        WEIGHTED-              WEIGHTED-                 WEIGHTED-
(shares in thousands)                                    AVERAGE                AVERAGE                   AVERAGE
                                                        EXERCISE               EXERCISE                   EXERCISE
FIXED OPTIONS                              SHARES        PRICE       SHARES      PRICE        SHARES       PRICE
                                          ---------    ---------    --------   ---------    ---------   -------------
Outstanding, beginning of year              9,126       $4.65         5,759      $5.35         5,521      $  6.00
Granted                                     7,282        1.31         5,034       3.92         1,924         4.95
Exercised                                      --          --           (57)      1.91           (52)        2.43
Forfeited or canceled                      (8,499)       4.30        (1,610)      5.54        (1,634)        7.20
                                          -------                   -------                   ------
Outstanding, end of year                    7,909        1.96         9,126       4.65         5,759         5.35
                                          =======                   =======                   ======
Options exercisable at year-end             1,176        5.41         2,970       5.22         2,361         5.39
Weighted-average fair value of options
         granted during the year          $  0.52                   $  2.19                   $ 2.69

         The following table summarizes information about fixed stock options outstanding at January 3, 1999:



   (SHARES IN
   THOUSANDS)                     OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                  ----------------------------------------------------  -------------------------------

                                        WEIGHTED-
                                         AVERAGE          WEIGHTED-                        WEIGHTED-
                       NUMBER           REMAINING          AVERAGE          NUMBER          AVERAGED
    RANGE OF       OUTSTANDING AT      CONTRACTUAL         EXERCISE      EXERCISABLE        EXERCISE
EXERCISE PRICES        1/3/99              LIFE             PRICE         AT 1/3/99          PRICE
----------------  ----------------   ----------------   --------------  --------------   --------------
$  0.07-2.19           6,557               4.93          $  1.24              73             $  0.36
   2.20-4.75             798               7.33             4.11             605                4.17
   4.76-6.50             176               7.48             4.98             128                4.98
  6.51-10.38             378               3.00             8.53             370                8.56
                      ------                                               -----
$ 0.07-10.38           7,909               5.13             1.96           1,176                5.41
                      ======                                               =====


         Had the fair value of options granted under these plans beginning in 1995 been recognized as compensation expense on a straight-line basis over the vesting period of the grant in accordance with SFAS No. 123, the Company's net earnings (loss) and net earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:


(In thousands, except per share data)
FISCAL YEAR                                                                   1998           1997           1996
                                                                          ------------    ----------     ----------
Net earnings (loss)                                  As reported           $  (110,307)   $  (91,600)    $   39,330
                                                     Pro forma             $  (115,121)   $  (94,285)    $   37,896
Net earnings (loss) per share  - basic and diluted   As reported           $     (1.11)   $    (0.92)          0.39
                                                     Pro forma             $     (1.15)   $    (0.94)          0.38

         The pro forma effect on net earnings (loss) for fiscal 1998, 1997 and 1996 is not representative of the pro forma effect on net earnings (loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option- pricing model with the following weighted-average assumptions applied to options granted:


Fiscal Year                          1998                1997                 1996
                                  -----------         ------------       -------------
Dividend yield                       N/A                  N/A                  N/A
Expected volatility                  48%                  47%                  50%
Risk-free interest rate range    4.2 to 5.8%          5.9 to 6.8%          5.4 to 6.8%
Expected life                    3 to 6 Years           6 Years              6 Years

         Restricted stock awards: Periodically, the Company issues shares of restricted stock under provisions of the Stock Incentive Plan. A total of 625,941 restricted shares remained outstanding at January 3, 1999. These remaining shares will vest at various dates through the year 2002. During the vesting periods, none of such shares may be sold, transferred, pledged or assigned. During the restriction period, holders of the shares may exercise full voting rights and receive all dividends with respect to those shares.

         Restricted stock activity for the last three fiscal years was as follows:

(Shares in thousands)                                                            1998            1997         1996
                                                                                SHARES          SHARES        SHARES
                                                                                ------          ------        ------
 Outstanding, beginning of year                                                   675            512            515
 Granted                                                                           51            621             26
 Vested                                                                           (26)          (398)           (23)
 Forfeited or canceled                                                            (74)           (60)            (6)
                                                                                -----          -----          -----
 Outstanding, end of year                                                         626            675            512
                                                                                =====          =====          =====
Weighted-average fair value of restricted stock granted during the year         $1.15          $4.35          $4.95

         Deferred compensation of $0.1 million was recorded during fiscal 1998 in connection with restricted stock awards. Deferred compensation amortization relating to restricted stock awards of $0.6 million in fiscal 1998 and $0.9 million in fiscal 1997 and 1996 was charged to operations.

         Service Merchandise Foundation option: The Service Merchandise Foundation ("Foundation"), a private charitable foundation, was formed in 1990. As a charitable contribution, the Company granted the Foundation an option to purchase approximately 1.9 million shares of common stock at $2.20 per share, the then current market price. The option is exercisable in whole or in part from the date of grant until October 15, 2000. Under applicable Internal Revenue Service rulings, the stock option may not be exercised directly by the Foundation. The Foundation may sell all or a part of the option to unrelated not-for-profit entities, which may then exercise the option directly. The option is not treated as granted and outstanding until such time as the Foundation sells all or part of it.

L.       EARNINGS PER SHARE

         The following table reconciles weighted-average shares used in the earnings per share calculation for fiscal 1998, 1997 and 1996, respectively:


                                                     INCOME             SHARES          PER SHARE
(In thousands, except per share data)              (NUMERATOR)       (DENOMINATOR)        AMOUNT
                                                   -----------       -------------      ---------
FOR THE YEAR ENDED JANUARY 3, 1999:
    Basic EPS                                      $(110,307)           99,703          $  (1.11)
                                                                                        ========
    Effect of dilutive securities:
        None                                              --                --
                                                   ---------          --------
        Diluted EPS                                $(110,307)           99,703          $  (1.11)
                                                   =========          ========          ========
FOR THE YEAR ENDED DECEMBER 28, 1997:
    Basic EPS-before extraordinary item            $ (88,957)           99,930          $  (0.89)
                                                                                        ========
    Effect of dilutive securities:
        None                                              --                --
                                                   ---------          --------
    Diluted EPS-before extraordinary item          $ (88,957)           99,930          $  (0.89)
                                                   =========          ========          ========
FOR THE YEAR ENDED DECEMBER 29, 1996:
    Basic EPS                                      $  39,330            99,209          $   0.39
                                                                                        ========
    Effect of dilutive securities:
        Restricted stock                                  --               521
        Options outstanding                               --               596
                                                   ---------          --------
    Diluted EPS                                    $  39,330           100,326          $   0.39
                                                   =========          ========          ========

         The following table includes options to purchase shares of common stock which were outstanding at the end of the respective fiscal year but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. Fiscal 1998 and 1997 include all options to purchase shares of common stock and restricted stock, as they were anti-dilutive in the computation of diluted earnings per share.


                                                 NUMBER SHARES
                      RANGE OF GRANT             OUTSTANDING AT                                          RANGE OF
     YEAR                  DATES                    YEAR-END               RANGE OF PRICES           EXPIRATION DATES
--------------    -----------------------   ------------------------   ------------------------  -------------------------
1998                 08/01/89-12/29/98            8.5 million                $1.10-$10.13            08/01/99-12/29/08
1997                 04/23/88-11/03/97            9.8 million                $2.20-$10.38            04/23/98-11/03/07
1996                 10/27/88-11/08/95            1.6 million                $5.77-$10.38            10/27/98-11/08/05

M.       SHAREHOLDERS' RIGHTS PLAN

         Under the 1998 Shareholder Rights Plan, Series A Junior Preferred Stock Purchase Rights (the "Rights") were issued for each outstanding share of Common Stock to shareholders of record at the close of business on February 9, 1998. Each Right entitles the registered holders to purchase from the Company one one-hundredth of a share (a "Unit") of Series A Junior Preferred Stock, par value $1 per share (the "Preferred Stock"), at a purchase price of $10 per Unit, subject to adjustment. Initially, the Rights will attach to all certificates representing shares of outstanding Common Stock, and no separate Rights Certificates will be distributed. The Rights will separate from the Common Stock, and the Distribution Date will occur, upon the earlier of (i) 10 days following public announcement ("Stock Acquisition Date") that a person or group of affiliated persons (other than the Company, or certain of its affiliates) (an "Acquiring Person") has acquired, obtained the right to acquire, or otherwise obtained beneficial ownership of 15% or more of the then outstanding shares of Common Stock, or (ii) 10 days (or such date as may be determined by the Board of Directors prior to any person becoming an "Acquiring Person") following the date that a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of the then outstanding shares of Common Stock is first published or sent or given to shareholders. The Rights are not exercisable until the Distribution Date and will expire at the close of business on the tenth anniversary of the Rights Agreement unless earlier redeemed by the Company as described below. If any person becomes the beneficial owner of 15% of the Common Stock or if a 15% or more shareholder engages in certain self-dealing transactions or a merger with the Company where the Company is not the surviving corporation, each Right will entitle the shareholder, under alternative circumstances, to buy either securities of the Company or securities of an acquiring company (depending on the form of the transaction) at an exercise price that will be half of the market value of such securities at the time. At any time until ten days following the Stock Acquisition Date, a majority of the Board of Directors may redeem the Rights in whole, but not in part, at a price of $.01 per Right, payable, at the election of such majority of Board of Directors, in cash or shares of Common Stock.

N.       RETIREMENT PLANS

         The Company has a defined benefit pension plan (the "Restated Retirement Plan") in which all employees of the Company are eligible to participate upon reaching age 21 and completing one year of qualified service, as defined in the Restated Retirement Plan. Benefits are based on years of service and employee compensation. Contributions to the Restated Retirement Plan are intended to provide not only for benefits attributed to service to date, but also for benefits expected to be earned in the future. The Company's funding policy has been to contribute at least the amount required by the Employee Retirement Income Security Act of 1974, but no more than the maximum tax deductible amount. In fiscal 1998, 1997 and 1996, the Company made contributions of approximately $3.4 million, $4.8 million and $8.9 million, respectively, to the Restated Retirement Plan.

         The Company chose to remeasure the liabilities in June 1997 to reflect the impact of closing 53 stores and one distribution center as part of the Restructuring Plan (See Note E). This remeasurement resulted in a gain of $0.3 million due to curtailment of benefits.

         The assets held by the Restated Retirement Plan primarily include common stock, long-term corporate bonds and long-term government bonds.

         The Company maintains a non-qualified supplemental retirement plan (the "ESP") which covers certain management employees hired or promoted to their job level prior to February 18, 1989. The ESP provides salary continuation and or death benefits equal to two times the participant's annual salary at retirement or at age 65. Employees who complete 20 years of service and terminate employment prior to attaining retirement age are entitled to a death benefit up to age 65, at which time they can elect salary continuation and/or a death benefit. Salary continuation benefits are paid from the general assets of the Company.

     The following valuation results are based on actuarial assumptions and methods mandated by SFAS No. 132 and SFAS No. 87 "Employers Accounting for Pensions."

(IN THOUSANDS)                                             RESTATED                    EXECUTIVE
CHANGE IN BENEFIT OBLIGATION                            RETIREMENT PLAN               SECURITY PLAN
                                                    -----------------------       -----------------------
                                                      1998           1997           1998           1997
                                                    --------       --------       --------       --------
Benefit obligation at beginning of year             $ 65,394       $ 63,732       $ 10,099       $  9,095
Service cost                                           5,568          6,049            176            198
Interest cost                                          4,333          4,850            722            703
Actuarial loss                                         7,308            515            543            482
Benefits paid                                         (9,884)        (9,503)          (596)          (379)
Curtailment                                               --           (249)            --             --
                                                    --------       --------       --------       --------
Benefit obligation at end of year                   $ 72,719       $ 65,394       $ 10,944       $ 10,099
                                                    ========       ========       ========       ========
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year      $ 73,445       $ 69,945       $     --       $     --
Actual return on plan assets                           7,646          8,245             --             --
Employer contribution                                  3,392          4,758            596            379
Benefits paid                                         (9,884)        (9,503)          (596)          (379)
                                                    --------       --------       --------       --------
Fair value of plan assets at end of year            $ 74,599       $ 73,445       $     --       $     --
                                                    ========       ========       ========       ========
RECONCILIATION OF FUNDED STATUS
Funded status                                       $  1,880       $  8,051       $(10,944)      $(10,099)
Amounts not recognized                                (4,642)        (4,483)            --             --
Unrecognized net actuarial loss                       12,786          6,683          1,721          1,144
Unrecognized prior service cost                         (663)          (825)            --             --
Unrecognized transition obligation                    (1,897)        (2.276)         2,910          3,274
                                                    --------       --------       --------       --------
Net amount recognized                               $  7,464       $  7,150       $ (6,313)      $ (5,681)
                                                    ========       ========       ========       ========
AMOUNTS RECOGNIZED ON THE BALANCE SHEET
Prepaid benefit cost                                $  7,464       $  7,150       $     --       $     --
Accrued benefit liability                                 --             --        (10,092)        (9,149)
Intangible asset                                          --             --          2,910          3,468
Accumulated and other comprehensive loss *                --             --            869             --
                                                    --------       --------       --------       --------
Net amount recognized                               $  7,464       $  7,150       $ (6,313)      $ (5,681)
                                                    ========       ========       ========       ========

* Change in other comprehensive loss
     Intangible asset                               $     --       $     --       $    240       $     --
     Accrued pension benefit cost                         --             --            629             --
                                                    --------       --------       --------       --------
                                                    $     --       $     --       $    869       $     --
                                                    ========       ========       ========       ========


RESTATED RETIREMENT PLAN                       1998          1997          1996
                                             -------       -------       -------
NET PERIODIC PENSION COST
  Service Cost                               $ 5,568       $ 6,049       $ 5,946
  Interest Cost                                4,332         4,850         4,463
  Expected return on assets                   (6,282)       (6,099)       (5,773)
  Amortization of net transition amount         (379)         (379)         (379)
  Amortization of prior service cost            (162)         (165)         (167)
  Recognized net loss                             --           239           610
                                             -------       -------       -------
  Net periodic pension cost                    3,077         4,495         4,700
  Gain due to curtailment                         --          (273)           --
                                             -------       -------       -------
  Total amount reflected in earnings         $ 3,077       $ 4,222       $ 4,700
                                             =======       =======       =======

(IN THOUSANDS)

ESP                                                   1998          1997          1996
                                                    ------        ------        ------
NET PERIODIC PENSION COST
  Service Cost                                      $  176        $  198        $  222
  Interest Cost                                        722           702           640
  Amortization of net transition amount                364           364           364
  Recognized net loss                                   31            --            19
                                                    ------        ------        ------
  Net periodic pension cost                         $1,293        $1,264        $1,245
                                                    ======        ======        ======
  Total amount reflected in earnings                $1,293        $1,264        $1,245
                                                    ======        ======        ======

RESTATED RETIREMENT PLAN AND ESP
WEIGHTED AVERAGE ACTUARIAL ASSUMPTIONS
  Discount rate                                       6.75%         7.25%         7.75%
  Expected long-term rate of return on assets         9.50%         9.50%         9.50%
  Future salary increases                             3.50%         4.00%         4.50%


O.       EMPLOYEE SAVINGS PLAN

         The Service Merchandise Company, Inc. Savings and Investment Plan (the "Plan") is a voluntary salary deferral plan under Section 401(k) of the Internal Revenue Code. All employees of the Company (other than seasonal and temporary employees) are eligible to participate upon reaching age 21 and completing one qualifying year of service, as defined in the Plan. Eligible employees may elect to defer from 1% to 15% of their compensation, subject to certain limitations. The Company will match, based on earnings performance, up to 50% of the first 6% of employees' salary deferrals. Deferrals and matching contributions are invested in securities and investments as permitted by the Plan and directed by each employee.

         Company contributions to the Plan were $0.6 million, $1.3 million and $2.1 million for fiscal 1998, 1997 and 1996, respectively. The Company match percentage equaled 10% in fiscal 1998, 20% in fiscal 1997 and 30% in fiscal 1996.

P.       INCOME TAXES

         Deferred income tax assets and liabilities at January 3, 1999 and December 28, 1997 are comprised of the following:


(In thousands)                                    1/3/99             12/28/97
                                                 --------           --------
Deferred income tax assets:
Financial accruals                               $ 42,220           $ 42,106
Capitalized leases                                  8,511              9,277
Tax credit and loss carryover                      12,304                  0
Other                                               1,683              5,197
                                                 --------           --------
Deferred income tax asset                          64,718             56,580
                                                 --------           --------
Deferred income tax liabilities:
Depreciation                                      (13,473)           (22,185)
Layaway sales                                      (1,884)            (2,489)
Pension liability                                  (2,315)            (3,358)
Other                                              (5,293)            (4,245)
                                                 --------           --------
Deferred income tax liability                     (22,965)           (32,277)
                                                 --------           --------

Net deferred income tax asset                    $ 41,753           $ 24,303
                                                 ========           ========

Net current deferred income tax asset            $ 20,182           $ 22,478
Net long-term deferred income tax asset            21,571              1,825
                                                 --------           --------
                                                   41,753             24,303
Valuation Allowance                               (41,753)                 0
                                                 --------           --------
Net Deferred income tax asset                    $      0           $ 24,303
                                                 ========           ========

         The Company has recorded a full valuation allowance on net deferred tax assets as realization of such assets in future years is uncertain.

         The provision for income taxes, net of tax benefit of $1.6 million in fiscal 1997 on the extraordinary loss from early extinguishment of debt, consists of the following:


                                                             FISCAL YEAR
(In thousands)                              1998                1997              1996
                                           --------           --------           -------
Current income taxes:
Federal                                    $(19,134)          $(11,896)          $21,695
State and local                                (423)              (759)            1,271
                                           --------           --------           -------
                                            (19,557)           (12,655)           22,966
Deferred benefit - tax attributes           (12,304)           (40,720)              632
Deferred benefit - other                     (9,985)                 0                 0
Valuation allowance                          41,753                  0                 0
                                           --------           --------           -------
Total income taxes                         $    (93)          $(53,375)          $23,598
                                           ========           ========           =======

     At January 3, 1999, the Company had net operating loss carry forwards of $41.1 million which expire beginning in 2019.

         A reconciliation of the provision for income taxes to the federal statutory rate is as follows:


                                                                                       FISCAL YEAR
                                                                      1998                 1997               1996
                                                                    --------              ------             -----

Statutory federal tax rate                                              35.0%               35.0%              35.0%
State and local income taxes, net of federal benefit                     1.3%                1.3%               1.6%
Valuation allowance                                                    (37.8)%                --%                --%
Other                                                                    1.6%                1.2%               0.9%
                                                                    --------              ------             ------
Effective tax rate                                                       0.1%               37.5%              37.5%
                                                                    ========              ======             ======


         Cash payments (refunds) for income taxes were $(17.4) million, $21.1 million and $19.9 million in fiscal 1998, 1997 and 1996, respectively.

Q.       OTHER COMMITMENTS AND CONTINGENCIES

         On January 28, 1997, the Company and Service Credit Corp. (the "Subsidiary"), a wholly-owned subsidiary, entered into an agreement with World Financial Network National Bank ("WFNNB") for the purpose of providing a proprietary credit card to its customers. The contract requires the Subsidiary to maintain a 3% credit risk reserve for the outstanding balances, which are owned by WFNNB. The purpose of this reserve is to offset future potential negative spreads or portfolio losses. The negative spreads or losses may result from potential increased reimbursable contractual program costs. The 3% credit risk reserve is held by the bankruptcy remote Subsidiary in the form of cash and cash-equivalents. As of January 3, 1999, the contractual 3% credit risk reserve was $10.8 million.

         The Company believes the program may be terminated in fiscal 1999. If the program is terminated, it will result in the suspension of the use of the credit cards and all usual and customary contractual amounts due to each respective party. Under the normal course of business, the amounts payable to the respective parties result in positive cash flows to the Subsidiary. Under Chapter 11, the amount payable to the respective parties may result in negative cash flows (amounts due) from the Subsidiary. In the event that the program costs exceed program revenues, the Subsidiary is obligated to pay WFNNB from the credit risk reserve, the net difference between the program costs and the program revenues.

         Currently, the Subsidiary is analyzing its position and anticipates the establishment of a provision to reflect the contractual credit risk reserve to the maximum contractual obligation in the first quarter of fiscal year 1999. In accordance with generally accepted accounting principles, certain income deferrals and other accruals may be potentially impacted by the discontinuance of the credit card program, which may have a significant negative impact on the Company's future earnings.

         On March 15, 1999, five of the Company's vendors filed an involuntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Tennessee seeking court supervision of the Company's restructuring efforts. On March 27, 1999, the Company and 31 of its subsidiaries filed voluntary petitions with the Bankruptcy Court for reorganization under Chapter 11 of the Bankruptcy Code.

         The Company was involved in litigation, investigations and various legal matters during fiscal 1998 which are being defended and handled in the ordinary course of business. While the ultimate results of these matters cannot be determined or predicted, management believes that they will not have a material adverse effect on the Company's results of operations or financial position. Any potential liability may be affected by the Chapter 11 Cases described in Note B.

R.       SEGMENT REPORTING

         The Company manages its business on the basis of one reportable segment. See Note A for a brief description of the Company's business. As of January 3, 1999, all of the Company's operations are located within the United States. The following data is presented in accordance with SFAS No. 131 for all periods presented.


                                                      YEARS ENDED
                                   --------------------------------------------------
CLASSES OF SIMILAR PRODUCTS          1/3/99             12/28/97            12/29/96
                                   ----------          ----------          ----------
Net Sales (in thousands):
   Hardlines                       $2,249,628          $2,725,837          $2,977,325
   Jewelry                            919,897             936,941             977,691
                                   ----------          ----------          ----------
    Total Net Sales                $3,169,525          $3,662,778          $3,955,016
                                   ==========          ==========          ==========

S.       QUARTERLY FINANCIAL INFORMATION - UNAUDITED

         The Company has historically incurred a net loss throughout the first three quarters of the year due to the seasonality of its business. The results of operations for the first three quarters are not necessarily indicative of the operating results for the entire fiscal year.


(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                      14 WEEKS
                                                              13 WEEKS ENDED                            ENDED
                                               ---------------------------------------------         -----------
                                                 3/29/98            6/28/98          9/27/98            1/3/99
                                               ----------          ---------       ---------         ------------
Net sales                                      $ 594,182           $ 685,112       $ 604,987         $  1,285,244
                                               =========           =========       =========         ============
Gross margin(a)                                $ 143,101           $ 163,564       $ 138,254         $    309,350
                                               =========           =========       =========         ============
Net Loss                                       $ (24,101)          $  (6,337)      $ (38,098)        $    (41,771)
                                               =========           =========       =========         ============
Per common share - basic and diluted-
Net loss                                       $   (0.24)          $   (0.06)      $   (0.38)        $      (0.42)
                                               =========           =========       =========         ============


                                                                              13 WEEKS ENDED
                                                   -----------------------------------------------------------------------
                                                    3/30/97             6/29/97             9/28/97             12/28/97
                                                   ---------           ---------           ---------           -----------
Net sales                                          $ 686,400           $ 877,361           $ 656,144           $ 1,442,873
                                                   =========           =========           =========           ===========
Gross margin(a)                                    $ 154,760           $  83,068           $ 151,190           $   361,998
                                                   =========           =========           =========           ===========
Earnings (loss) before extraordinary item          $(107,217)          $ (17,547)          $ (22,360)          $    58,167

Extraordinary loss from early
    extinguishment of debt, net of tax
    benefit                                               --                  --           $  (2,643)                   --
                                                   ---------           ---------           ---------           -----------
Net earnings (loss)                                $(107,217)          $ (17,547)          $ (25,003)          $    58,167
                                                   =========           ========           ==========           ===========

Per common share - basic and diluted-
Earnings (loss) before extraordinary item          $   (1.07)          $   (0.18)          $   (0.22)          $      0.58

Extraordinary loss from early
    extinguishment of debt, net of tax
    benefit                                               --                  --               (0.03)                   --
                                                   ---------           ---------           ---------           -----------
Net earnings (loss)                                $   (1.07)          $   (0.18)          $   (0.25)          $      0.58
                                                   =========           =========           =========           ===========

(a) Gross margin after cost of merchandise sold and buying and occupancy expenses.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)


                    COL. A                      COL. B                     COL. C                     COL. D            COL. E

                                                                          ADDITIONS

                                                                      (1)               (2)
                                                                    CHARGED           CHARGED
                                                  BALANCE AT        TO COSTS          TO OTHER        DEDUCTIONS      BALANCE AT
                                                  BEGINNING            AND            ACCOUNTS         (DESCRIBE)        END OF
                 DESCRIPTION                      OF PERIOD         EXPENSES         (DESCRIBE)            (A)           PERIOD
------------------------------------------      -------------     -------------     ------------      -----------      -----------
INVENTORY VALUATION ALLOWANCE
INCLUDED UNDER THE BALANCE SHEET
CAPTION "INVENTORY"

Year ended January 3, 1999                      $  16,945          $    50,144                        $ (42,072)       $ 25,017
Year ended December 28, 1997                    $  10,048          $    44,226                        $ (37,329)       $ 16,945
Year ended December 29, 1996                    $  11,694          $    37,391                        $ (39,037)       $ 10,048

DEFERRED TAX ASSET VALUATION
ALLOWANCE INCLUDED UNDER THE BALANCE
SHEET CAPTION "DEFERRED INCOME TAXES"

Year ended January 3, 1999 (A)                  $       0          $    41,753                        $       0        $ 41,753
Year ended December 28, 1997 (A)                $       0          $         0                        $       0        $      0
Year ended December 29, 1996 (A)                $       0          $         0                        $       0        $      0

ALLOWANCE FOR DOUBTFUL ACCOUNTS
INCLUDED UNDER THE BALANCE SHEET
CAPTION "ACCOUNTS RECEIVABLE"

Year ended January 3, 1999 (A)                  $   3,456          $     4,541                        $  (4,998)       $  2,999
Year ended December 28, 1997 (A)                $   4,593          $     4,388                        $  (5,525)       $  3,456
Year ended December 29, 1996 (A)                $   2,763          $     2,183                        $    (353)       $  4,593

ALLOWANCE FOR UNCOLLECTIBLE VENDOR
DEBITS INCLUDED UNDER THE BALANCE SHEET
CAPTION "ACCOUNTS PAYABLE"

Year ended January 3, 1999 (A)                  $       0          $     4,300                        $       0        $  4,300
Year ended December 28, 1997 (A)                $       0          $         0                        $       0        $      0
Year ended December 29, 1996 (A)                $       0          $         0                        $       0        $      0

------------
(A) Amounts written-off against the reserve.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Service Merchandise Company, Inc.

We have audited the accompanying consolidated balance sheets of Service Merchandise Company, Inc. and subsidiaries as of January 3, 1999 and December 28, 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended January 3, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Service Merchandise Company, Inc. and subsidiaries as of January 3, 1999 and December 28, 1997, and the consolidated results of their operations and cash flows for each of the three years in the period ended January 3, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses and negative cash flows from operations and as discussed in Note B to the consolidated financial statements, on March 15, 1999 certain of the Company's creditors filed an involuntary Chapter 11 reorganization petition in the United States Bankruptcy Court seeking court supervision of the Company's restructuring efforts. As also disclosed in Note B on March 27, 1999, the Company and 31 of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



DELOITTE & TOUCHE LLP

Nashville, Tennessee
March 5, 1999
(March 31, 1999 as to Note B)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No reportable items.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

         The following is a list of directors, their ages, positions and business experience as of the date hereof:


Name and Position                       Age                              Experience
-----------------                       ---                              ----------
Raymond Zimmerman                       66     Chairman of the Board since January 1999; Chairman of the Board
Chairman of the Board                          from October 1981 through January 1998; Chief Executive Officer from October 1981 to April 1997; President from July 1984 to
                                               November 1994 and from 1981 to October 1983. Board member of
                                               The Limited Stores, Columbus, Ohio.

S. Cusano                               45     Chief Executive Officer since March 1999; Executive Vice President
Chief Executive Officer                        and Chief Financial Officer from April 1997 to March 1999; Vice
                                               President and Chief Financial Officer from July 1993 to April 1997;
                                               Group Vice  President - Finance from December 1991 to July 1993.

Charles Septer                          47     President and Chief Operating Officer since March 1999; Senior Vice
President and Chief Operating                  President, Jewelry Merchandising since 1988.
Officer

Richard P. Crane, Jr.                   59     Practicing Attorney, Partner, Musick, Peeler & Garrett, Los Angeles,
                                               California; Board member of North American Gaming, Inc.

R. Maynard Holt, J.D.                   59     R. Maynard Holt, Business Consulting & Insurance, Nashville,
                                               Tennessee.

Charles V. Moore                        59     President and Board member of Trainer, Wortham & Company, Inc.,
                                               Investment Counselors, New York, New York.

Harold Roitenberg                       72     President of Roitenberg Investments, Inc., Minneapolis, Minnesota;
                                               Board member of Damark International, Inc.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following is a list of executive officers, their ages, positions and business experience during the past five years as of the date hereof:

Name and Position (1)                   Age                                  Experience
---------------------                   ---                                  ----------
S. Cusano                               45     Chief Executive Officer since March 1999; Executive Vice President
Chief Executive Officer                        and Chief Financial Officer from April 1997 to March 1999; Vice
                                               President and Chief Financial Officer from July 1993 to April 1997;
                                               Group Vice President - Finance from December 1991 to July  1993.

Charles Septer                          47     President and Chief Operating Officer since March 1999; Senior Vice
President and Chief Operating                  President, Jewelry Merchandising since 1988.
Officer

Thomas L. Garrett, Jr.                  45     Senior Vice President and Chief Financial Officer since March 1999;
Senior Vice President, Chief                   Vice President and Treasurer since July 1996; Treasurer, Magma
Financial Officer and Treasurer                Copper Company from July 1992 to May 1996.

C. Steven Moore                         36     Chief Administrative Officer since March 1999, Senior Vice President
Chief Administrative Officer,                  since February 9, 1999; Corporate Secretary since August 1996; Vice
Senior Vice President,                         President and General Counsel since August 1996; Senior Corporate
General Counsel and                            Attorney from November 1994 to August 1996; Corporate Attorney
Corporate Secretary                            from May 1992 to November 1994.

Gary Sease                              55     Senior Vice President, Logistics since September 1996; Senior Vice
Senior Vice President,                         President, Operations Services of American National Can Company
Logistics                                      from September 1992 to September 1996.

Kenneth Brame                           51     Senior Vice President, Information Services and Chief Information
Senior Vice President,                         Officer since February 1996; Vice President, Systems Development,
Information Services and                       American Stores Company from May 1994 to February 1996; Director
Chief Information Officer                      of Systems Development, Belk Stores Services from April, 1989 to
                                               April 1994.

Steven F. McCann                        46     Senior Vice President of Finance and Chief Accounting Officer since
Senior Vice President of Finance               August 1998; Vice President, Corporate Controller since June 1994;
and Chief Accounting Officer                   Vice President, Controller of Robinsons-May division of the May
                                               Department Store Company from February 1993 to June 1994.

---------------------

(1)      All Executive Officers serve at the pleasure of the Board of Directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, the Company's executive officers and persons who beneficially own more that ten percent of the Common Stock to file reports of ownership and changes in ownership with the SEC. Such directors, officers and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on the Company's review of the copies of such forms furnished to the Company, or written representations from certain reporting persons, the Company believes that during fiscal 1998 its directors, officers and greater than ten percent beneficial owners were in compliance with all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

         This item contains information with respect to compensation paid to the Company's Six Named Officers and its Directors.


                           SUMMARY COMPENSATION TABLE


                                                                               Long-Term Compensation
                                         Annual Compensation                            Awards
                              ----------------------------------------------  -------------------------
                                                                                           Securities
                                                                  Other        Restricted  Underlying
                                                                  Annual        Stock        Options/      All Other
Name and Principal Position               Salary      Bonus     Compensation    Awards        SARs        Compensation
During Fiscal 1998              Year        ($)       ($)         ($)(5)        ($)(7)         (#)          ($) (10)
--------------------------    --------   ---------  ---------  -------------  ---------    -----------   -------------
Gary M. Witkin(1)                 1998   $ 756,911  $     --   $    30,000    $     --        999,999    $     8,794
President and CEO                 1997     773,614    108,150       30,000          --      1,000,000          5,474
                                  1996     752,605    108,150      107,300          --        200,000        179,996(6)

S. Cusano                         1998     406,906         --           --          --        579,500          4,050
Executive Vice President          1997     369,616     25,000           --      31,250 (8)    425,000          2,300
   and CFO                        1996     326,105         --           --     123,438 (9)     50,000          2,315

Harold Mulet(2)                   1998     357,692         --           --          --        365,000          3,428
Senior Vice President,            1997     319,492     50,000           --          --        240,000          2,848
   Store Operations               1996     309,226     50,000           --          --         50,000          3,068

Charles Septer                    1998     366,296         --           --          --        402,153          2,818
Senior Vice President             1997     349,860         --           --          --        240,000          2,757
   Jewelry Merchandising          1996     340,607         --           --          --         50,000          2,769

Gary Sease(3)                     1998     324,861         --           --          --        290,000          5,765
Senior Vice President             1997     309,000     50,000           --          --             --         12,173
   Logistics                      1996      80,503         --           --          --             --          5,212(11)

Raymond Zimmerman(4)              1998     322,730         --       30,000          --             --      3,362,629(12)
Chairman of the Board             1997     803,468         --       30,000          --        275,000         41,004
                                  1996     781,604         --       30,000          --             --         39,538


(1)      Mr. Witkin resigned as President and CEO on January 4, 1999.
(2)      Mr. Mulet's employment with the Company ceased on March 26, 1999.
(3)      Mr. Sease's employment with the Company began on September 15, 1996.
(4) Mr. Zimmerman resigned as Chairman on January 29, 1998 and was re-elected as Chairman on January 4, 1999.
(5) Mr. Zimmerman and Mr. Witkin received a non-accountable expense allowance of $30,000 in fiscal 1998, 1997 and 1996.
(6)      Includes $174,068 in relocation expense.
(7) The value of outstanding restricted stock awards as of January 3, 1999 are as follows:


          Name             Number of Shares                Value
          ----             ----------------                -----
Gary M. Witkin                  70,000                   $135,625
S. Cusano                       15,001                     29,054

         Dividends are payable on restricted stock when and if it is paid on unrestricted stock. No dividends were paid in the reported fiscal years.

(8) Represents the value of 10,000 shares of restricted stock granted on April 16, 1997, which had a market price of $3.125 on the grant date. On April 16, 1998, 3,333 of the shares vested. The remainder will vest on April 16, 1999 and 2000 respectively.
(9) Represents the value of 25,000 shares of restricted stock granted on February 7, 1996, which had a market price of $4.937 on the grant date. As of February 7, 1998, 16,666 of the shares had vested. The remainder will vest on February 7, 1999.
(10) Represents estimated Company contributions in the defined contribution plan, benefits derived from payments by the Company for group life insurance, and benefits derived from split dollar life insurance. The amount of such benefits for 1998 is set forth in the following table:


                            Defined Contribution Plan       Group Term Life Insurance      Split Dollar Life Insurance
                            -------------------------       -------------------------      ---------------------------
Raymond Zimmerman                      $500                      $   12,500                         $    21,580
Gary M. Witkin                         $600                      $    8,294                                  --
S. Cusano                              $500                      $    2,318                         $       957
Harold Mulet                           $500                      $    2,205                         $       723
Charles Septer                         $500                      $    2,593                                  --
Gary Sease                             $500                      $    5,265                                  --

         The Company is the owner of the split dollar life insurance policies on Messrs. Zimmerman, Cusano and Mulet. In 1998, the Company paid premiums of approximately $114,116, $114,116 and $24,000, respectively. For each policy, upon the payment of the policy proceeds, the Company will receive, net of any tax liability, an amount equal to the aggregate premiums paid. The remaining policy proceeds will be paid to the duly named beneficiaries. None of these individuals have an interest in the cash surrender value of the respective policies. Either party may terminate the split dollar agreements at any time with thirty days written notice.
(11)     These amounts represent relocation expense.
(12) Includes $2,748 with respect to office equipment; $25,000 as a relocation expense; $17,800 pertaining to the purchase of an automobile; $160,000 as an office allowance; $3,111,837 in retirement and benefit payments; $9,522 for reimbursed cobra costs; and $1,042 for supplementary medical expense.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                              POTENTIAL
                                                                                          REALIZED VALUE AT
                                                                                        ASSUMED ANNUAL RATES
                                                                                      OF STOCK PRICE APPRECIATION
                                 INDIVIDUAL GRANTS                                           FOR OPTION TERM
-----------------------------------------------------------------------------------   -------------------------

                            NUMBER OF
                            SECURITIES    PERCENT OF TOTAL
                            UNDERLYING    OPTIONS/SARS
                            OPTION/SAR     GRANTED TO       EXERCISE OR
                             GRANTED       EMPLOYEES IN      BASE PRICE  EXPIRATION
           NAME              (#) (1)       FISCAL YEAR         ($/SH)       DATE         5% ($)       10%($)
-------------------------   ----------    ----------------  -----------  ---------   ------------   ----------
Raymond Zimmerman                --              --               --            --             --           --

Gary M. Witkin              999,999           13.73%         $1.2500      10/16/02    $ 1,503,722   $1,794,113

S. Cusano                   579,500            7.96           1.2500      10/16/02        871,408    1,039,690

Harold Mulet                365,000            5.01           1.2500      10/16/02        559,686      667,770

Charles Septer              402,153            5.52           1.2500      10/16/02        604,727      721,509

Gary Sease                  290,000            3.98           1.2500      10/16/02        436,080      520,293

-------------------
(1) Options granted effective as of October 16, 1998 at the fair market value on the date of grant which vest 33.33% per year with the first 33.33% vesting on October 16, 1999 in exchange for outstanding options. There are no criteria for vesting other than continued employment through the vesting dates and no other material terms of the options except as disclosed under "Change in Control Provisions Under the Company's Stock Incentive Plans."

                  OPTIONS/SAR EXERCISE AND YEAR-END VALUE TABLE

         The following table provides information as to opinions exercised or held by the six Named Officers during fiscal 1998. None of the Named Officers has been granted SARs.


                                                                        NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                                                       UNDERLYING UNEXERCISED                 IN-THE-MONEY
                                                                          OPTIONS/SARS AT                    OPTION/SARS AT
                                 SHARES ACQUIRED          VALUE         FISCAL YEAR-END (#)               FISCAL YEAR-END (#)
           NAME                    ON EXERCISE          REALIZED     EXERCISABLE/UNEXERCISABLE(1)     EXERCISABLE/UNEXERCISABLE(1)
--------------------------     -------------------     -----------   ----------------------------    -----------------------------
Raymond Zimmerman                      --                  --              279,166 / 0                        $0/$0

Gary M. Witkin                         --                  --              191,667 / 1,133,333                $0/$0

S. Cusano                              --                  --                    0 / 579,500                  $0/$0

Harold Mulet                           --                  --                    0 / 365,000                  $0/$0

Charles Septer                         --                  --                    0 / 402,153                  $0/$0

Gary Sease                             --                  --                    0 / 290,000                  $0/$0

(1) The number of unexercised options and/or SARs available at fiscal year-end, whether exercisable or Unexercisable, includes out-of-the money options, and the value of unexercised options and/or SARs available at fiscal year-end does not include out-of-the money options.

DIRECTOR COMPENSATION

         In fiscal 1998, directors not otherwise employed as officers of the Company initially received fees of $5,750 per quarter. Mr. Holt, Chairman of the Audit Committee, received an additional $3,000 for the year.

         Under the Directors' Deferred Compensation Plan, implemented in 1991, directors have the option of deferring receipt of their fees until a period following their service as a director or until retirement age.

         Under the Second Amended and Restated Directors' Equity Plan each nonemployee director receives on the date of the Annual Meeting of Shareholders, options to purchase 3,000 shares of Common Stock at an exercise price equal to the fair market value of such shares on the date of grant. The options expire 10 years from the date of grant and are exercisable in installments of twenty percent each year beginning one year from the date of grant. The options become immediately exercisable on a director's death or disability or on the date a "change in control" is deemed to occur under the Amended and Restated 1989 Employee Stock Incentive Plan. See "Change in Control Provisions Under the Company's Stock Incentive Plans." The Second Amended and Restated Directors' Equity Plan provides nonemployee directors the option to apply their cash retainer payment to acquire options to purchase shares of Common Stock of the Company.

         From January 29, 1998 until his resignation on January 7, 1999, James
E. Poole served as Chairman of the Board. The Company and Mr. Poole entered into an agreement providing that so long as Mr. Poole served as Chairman of the Board he was to receive $ 10,000 per month as additional compensation. Such compensation was in addition to the compensation paid to each nonemployee director and Mr. Poole continued to participate in the Directors' Equity Plan for nonemployee directors. The agreement also provided for certain compensation upon death, disability or removal from office, secretarial assistance and reimbursement of reasonable expenses. In connection with his resignation as Chairman of the Board and his retirement from the Board of Directors, the Company paid Mr. Poole $250,000.

SEVERANCE AND INDEMNIFICATION AGREEMENTS; EMPLOYMENT AGREEMENTS; CHANGE IN CONTROL PROVISIONS

         During fiscal 1998, the Company had severance agreements with each of the Named Officers currently employed by the Company other than Mr. Zimmerman. The severance agreements were entered into in December 1998 and replaced severance agreements previously in place with the Named Officers. Mr. Cusano's severance agreement was subsequently amended as described below, and Mr. Cusano and Mr. Septer subsequently entered into employment agreements as described below.

         The severance agreements in place during fiscal 1998 with Messrs. Cusano, Mulet, Sease and Septer provide for the payment of compensation in the form of salary continuation to the Named Officer in the amount of two times the officer's maximum annual base salary payable in a lump sum or in twenty-four
(24) equal monthly installments, if the employment of the Named Officer is terminated for any reason other than the officer's death, disability, or for cause. If the Named Officer is terminated or deemed to be terminated within two years of a Change in Control, he will be entitled to salary continuation in the amount of three times the officer's maximum annual base salary. A Change in Control under these agreements is the same as that used in the Company's Stock Incentive Plan described below. Under the terms of these agreements, the employment of a Named Officer is deemed terminated for cause if he engages in
(i) willful misconduct materially injurious to the Company; (ii) acts of dishonesty or fraud; (iii) willful violations of obligations not to compete with the Company or disclose confidential information. If the employment of a Named Officer is terminated for death or for cause, he will be entitled only to his base salary through the date of termination. If the employment is terminated by reason of disability, the officer will be entitled only to his base salary through the date of termination and such amounts as he is entitled to receive under the Company's disability insurance policies. The agreements provide that these Named Officers will not engage in various activities competitive with the business of the Company for a period of one year from the date of any termination giving rise to salary continuation payments.

         On June 25, 1998, the Company entered into an agreement with Raymond Zimmerman, wherein in light of Mr. Zimmerman's more than 40 years of service and other valuable contributions to the Company, the Company agreed to pay Mr. Zimmerman a retirement payment of $750,000; to cause Mr. Zimmerman's outstanding options to vest pursuant to the terms of the Amended and Restated 1989 Employee Stock Incentive Plan; to provide for the continuation of certain healthcare and life insurance benefits; and to provide for an automobile and a moving expenses allowance. The agreement also provided for the payment of $2,361,837, which together with amounts payable under the Company's Executive Security Plan approximated on a discounted basis the amount of retirement benefits which would have been payable to Mr. Zimmerman under the Restated Retirement Plan if such plan did not contain maximum payment limits.

         On January 8, 1999, the Company entered into an agreement with James Poole, then the Chairman of the Board of Directors. The agreement provides for the payment on January 11, 1999 of $250,000 in connection with his resignation as Chairman of the Board of Directors and his retirement from the Board. The agreement requires Mr. Poole to cooperate with the Company in litigation and related proceedings. Mr. Poole is obligated under the agreement to maintain certain matters in confidence and not to engage in various activities competitive with the business of the Company.

         Gary M. Witkin entered into an agreement with the Company January 7, 1999 pursuant to which he resigned as President, Chief Executive Officer, and as a director. The agreement provides for (i) the payment to Mr. Witkin of $2,317,890, (ii) continuation of health care coverage for the shorter of two years or his eligibility for coverage with another employer, (iii) the transfer of title to his Company provided automobile. The agreement requires Mr. Witkin to cooperate with the Company in litigation and related proceedings. Mr. Witkin is obligated under the agreement to maintain certain matters in confidence and not to compete with the Company.

         Effective February 1, 1999, the Company entered into an agreement with
S. Cusano, then the Executive Vice President and Chief Financial Officer, amending and restating his severance agreement with the Company. Under the terms of this restated agreement, Mr. Cusano resigned effective May 20, 1999, but agreed to continue as Executive Vice President and Chief Financial Officer through the effective date of his resignation. The agreement provides for (i) the payment to Mr. Cusano of $1,288,000 in installments payable through May 20, 1999, in addition to his regular pay while employed with the Company, (ii) the vesting of all unvested stock options held by him on May 20, 1999, (iii) the immediate transfer of title to his Company provided automobile, (iv) the continuation of health care benefits for the shorter of two years or his eligibility for coverage with another employer, and (v) the payment of Mr. Cusano's attorney's fees. The Company has the right to terminate him at any time. If he is terminated for Cause (defined as (a) the willful engaging in misconduct materially injurious to the Company, (b) acts of dishonesty or fraud, or (c) the willful violation of obligations not to compete with the Company or disclose confidential information) the Company can stop further payments and recoup prior incentive payments made. If his employment is terminated for death or for cause, he will be entitled only to his base salary through the date of termination. If the employment is terminated by reason of disability, the officer will be entitled only to his base salary through the date of termination, and such amounts as he is entitled to receive under the Company's disability insurance policies. The agreement provides that Mr. Cusano will not compete with the Company during the term of the Agreement.

         In connection with his appointment as Chief Executive Officer, on March 23, 1999, the Company and Mr. Cusano entered into an employment agreement with an initial term of three years which renews automatically for additional one year terms unless either party gives appropriate notice to the other party. The agreement provides for a base salary of $650,000 with the opportunity to receive an annual incentive bonus. Any such annual incentive bonus would be subject to offset by up to one-third of the amounts paid to Mr. Cusano pursuant to the February 1, 1999 agreement between the Company and Mr. Cusano. In the event of Mr. Cusano's termination other than for death, disability or cause within the term of the agreement, Mr. Cusano would receive salary continuation in an amount of two times his base salary and continuation of certain health care benefits. This agreement is subject to Bankruptcy Court approval.

         In connection with his appointment as President and Chief Operating Officer, on March 23, 1999, the Company and Mr. Septer entered into an employment agreement with an initial term of three years which renews automatically for additional one year terms unless either party gives appropriate notice to the other party. The agreement provides for a base salary of $500,000. The agreement provides that Mr. Septer will be paid a bonus of $250,000 on each of March 26, 1999 and April 23, 1999 (the "Special Bonus") and that he will be entitled to receive an annual incentive bonus pursuant to the Company's annual bonus plan offset by up to one-third of the amount of the Special Bonus. In the event of Mr. Septer's termination other than for death, disability or cause within the term of the agreement, Mr. Septer would receive salary continuation in an amount of two times his base salary and continuation of certain health care benefits. This agreement is subject to Bankruptcy Court approval.

         The Company also has indemnification agreements with each of its directors and Named Officers providing for contractual rights of indemnification to the fullest extent permitted by Tennessee law.

CHANGE IN CONTROL PROVISIONS UNDER THE COMPANY'S STOCK INCENTIVE PLANS

         Under the Stock Incentive Plan, any stock options and SAR's which are not then exercisable will become fully exercisable and vested upon a change in control or a potential change in control. Similarly, a change in control or a potential change in control will result in the lapsing of restrictions applicable to restricted stock and other stock-based awards and such shares and awards being deemed fully vested. Stock options, SARs, limited SARs, restricted stock and other stock-based awards will, in such instances, unless otherwise determined by the Compensation Committee in is sole discretion, be cashed out on the basis of the change in control price as defined in the plan. A change in control occurs if (i) any person becomes a beneficial owner directly or indirectly of 20% or more of the total voting stock of the Company (subject to certain exceptions); (ii) as a result of, or in connection with, any cash tender or exchange offer, merger or other business combination or similar transaction, less than a majority of the combined voting power of the then outstanding securities of the Company is held in the aggregate by the holders of Company securities entitled to vote generally in the election of directors immediately prior to such transaction; or (iii) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors cease for any reason to constitute at least a majority thereof. A potential change in control means (i) approval by the shareholders of an aggregate which, if completed, would constitute a change in control, or (ii) the acquisition by a person of 5% or more of the total voting stock of the Company and the adoption by the Board of a resolution that a potential change in control, as defined in the plan, has occurred.

         Options and shares of restricted stock granted under the Second Amendment and Restated Directors' Equity Plan become immediately vested on the date a "change in control" is deemed to occur under the Stock Incentive Plan.

PENSION PLAN

         The Company's pension plan (the "Pension Plan") which is qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"), includes all full-time employees who are at least age twenty-one with one year of qualified service as defined by the Pension Plan. Directors who are not officers or employees of the Company do not participate. In 1996, the Pension Plan was changed to a traditional final average compensation plan, with monthly benefits on years of service. Participants in the Pension Plan as of January 1, 1998 are provided certain minimum benefits reflecting the provisions of the prior Pension Plan based on compensation received during 1998.

         The following table shows the estimated annual pension benefits payable to a covered participant at normal retirement age, based on selected compensation and years of service compensations:


                                                                       YEARS OF SERVICE
                      -------------------------------------------------------------------------------------------------------
    REMUNERATION                     15                   20                   25                  30                   35
                                    ----                 ----                 ----                 ---                 ---
$125,000                          $20,430              $27,240              $34,050              $40,860              $47,670
 150,000                           26,055               34,740               43,425               52,110               60,795
 175,000                           28,305               34,740               47,175               56,610               66,045
 200,000                           28,305               34,740               47,175               56,610               66,045
 225,000                           28,305               34,740               47,175               56,610               66,045
 250,000                           28,305               34,740               47,175               56,610               66,045
 300,000                           28,305               34,740               47,175               56,610               66,045
 400,000                           28,305               34,740               47,175               56,610               66,045
 450,000                           28,305               34,740               47,175               56,610               66,045
 500,000                           28,305               34,740               47,175               56,610               66,045

         Compensation covered by the plan generally includes all compensation earned by a participant, including elective deferrals to qualified plans but excluding severance payments, expense reimbursements and allowances, and other non-wage items. However, for purposes of determining benefits, compensation covered by the plan is limited to $160,000. As a result, covered compensation for each of the Named Officers is limited to $160,000 by Section 401 (a)(17) of the Code. In addition, annual benefits payable from the plan are limited to $130,000 by Section 415 of the Code. These limitations are indexed periodically for inflation.

         The estimated credited years of service covered by the plan for each of the persons named in the compensation table are:


                                                    As of December 31, 1998                   As of Age 65
                                                    -----------------------                   ------------
Raymond Zimmerman                                             42                                   42
Gary M. Witkin                                                 4                                   19
S. Cusano                                                      7                                   27
Harold Mulet                                                   3                                   21
Charles Septer                                                17                                   35
Gary Sease                                                     2                                   12

         Retirement benefits are computed on the basis of a straight life annuity, unless the participant elects another method of payment. If the participant is married, the benefit is converted into an actuarially equivalent joint and 50% survivor benefit. The benefits shown in the table above are not subject to deduction for Social Security or other offset amounts.

EXECUTIVE SECURITY PROGRAM

         The Company maintains a non-qualified supplemental retirement plan (the "ESP") which covers certain management employees hired or promoted to their job level prior to February 28, 1989. The plan provides salary continuation and/or death benefits equal to two times the participant's annual salary at retirement age or at age 65. Employees who complete 20 years of service and terminate employment prior to attaining retirement age are entitled to a death benefit up to age 65, at which time they can elect salary continuation and/or death benefits. Salary continuation benefits are paid from the general assets of the Company. There are approximately 156 active employees covered. Twenty-nine retirees currently received benefits and twenty-six terminated vested participants are entitled to a future benefit. The Company maintains Corporate Owned Life Insurance (COLI) policies purchased on participants covered by the plan prior to the Tax Reform Act of 1986. The Company continues to maintain COLI policies following termination or retirement of covered employees. Of the Named Officers. only Raymond Zimmerman and Charles Septer are participants in the ESP. Mr. Zimmerman's annual installment benefit is $154,600. Upon retirement and if Mr. Septer chose to waive 100% of the death benefit, Mr. Septer's annual installment benefit would be approximately $71,900. Continuation of the ESP is subject to Bankruptcy Court approval.

'


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of February 28, 1999, certain information regarding the beneficial ownership of Common Stock by all directors of the Company (unless otherwise noted), the Company's Chief Executive Officer as of January 3, 1999, the four most highly compensated executive officers of the Company other than such Chief Executive Officer, by all directors and executive officers as a group, and all other persons beneficially owning greater than five percent of the Common Stock. The Company believes each director or officer, except as otherwise indicated, has sole voting and investment power over the shares of Common Stock listed as beneficially owned by him.


                          SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT


                                                                        NUMBER OF SHARES                 PERCENT OF
NAME                                                                    BENEFICIALLY OWNED                CLASS (1)
----                                                                    ------------------                ---------
Raymond Zimmerman....................................                       4,396,624
                                                                               24,341 (2)
                                                                              392,070 (3)
                                                                              566,280 (4)
                                                                            ---------
                                                                            5,379,315 (5)                   5.4 %
Richard P. Crane.....................................                          13,363 (6)
Charles V. Moore.....................................                         162,945 (7)(8)
R. Maynard Holt......................................                          10,439 (6)(9)
Harold Roitenberg....................................                          42,813 (10)
S. Cusano............................................                          32,206 (11)
Harold Mulet.........................................                              --
Charles Septer.......................................                          46,175 (12)
Gary M. Witkin.......................................                         415,350 (13)
Gary Sease...........................................                          10,000
FPA Paramount Fund, Inc..............................                       9,500,000 (14)                  9.5%
All directors and executive officers as a group
   (15 persons)......................................                       6,228,606                       6.2 %

--------------------

(1) Percentages representing less than 1% of the outstanding shares of Common Stock are not shown.
(2)      Shares held by the Equitable Trust Company in an IRA account.
(3) Represents 239,748 shares owned of record by Mr. Zimmerman as trustee for two nieces and 152,322 shares as to which Mr. Zimmerman is trustee under the will of Mark K. Zimmerman.
(4) Represents 405,000 shares owned of record by the Raymond Zimmerman Family Foundation and 161,280 shares owned of record by the Zimmerman Foundation.
(5) The address for Mr. Zimmerman is 7100 Service Merchandise Drive, Brentwood, Tennessee 37027.
(6) Includes 188 restricted shares of Common Stock granted under the Second Amended and Restated Directors' Equity Plan, held by the Company until restrictions lapse on April 15,1999, and currently exercisable options to acquire 3,750 shares granted under the Second Amended and Restated Directors' Equity Plan.
(7) Includes 188 restricted shares of Common Stock granted under the Second Amended and Restated Directors' Equity Plan, held by the Company until restrictions lapse on April 15,1999, and currently exercisable options to acquire 67,547 shares granted under the Second Amended and Restated Directors' Equity Plan.
(8) Includes 9,280 shares owned by Mr. Moore as custodian for two minor children.
(9) Includes 1,937 shares owned of record by Mr. Holt as trustee for the R. Maynard Holt Profit Sharing Plan, a qualified profit sharing plan under the Internal Revenue Code, 2,100 shares owned by Mr. Holt's wife and 2,000 shares owned by Mr. Holt's mother.
(10) Includes 28,564 shares owned by Roitenberg Investments, Inc., which is 100% owned by Mr. Roitenberg, 188 restricted shares of Common Stock granted under the Second Amended and Restated Directors' Equity Plan, held by the Company until restrictions lapse on April 15, 1999, and currently exercisable options to acquire 12,745 shares granted under the Second Amended and Restated Directors' Equity Plan.
(11) Includes 32,206 restricted shares of Common Stock held by the Company until restrictions lapse.
(12) Includes 1,148 shares held by Mr. Septer's wife (who is an employee of the Company).
(13)     Reflects Mr. Witkin's ownership as of January 3, 1999.
(14) Address: 11400 West Olympic Boulevard, Suite 1200, Los Angeles, California 90064. According to its most recent Schedule 13G amendment, FPA Paramount Fund, Inc. is a Maryland corporation registered as an investment company under the Investment Company Act of 1940. First Pacific Advisors, Inc., a Massachusetts corporation registered as an investment adviser under the Investment Advisers Act of 1940, exercises shared dispositive power over such shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company leases one store property from Raymond Zimmerman. For the fiscal year ended January 3, 1999, Mr. Zimmerman received $81,000 under this lease. The rent that has been or may be paid under this lease is and will be comparable to rent paid by lessees of similar properties in the same general location, and the terms of such lease are at least as favorable to the Company as the terms that could be obtained from unaffiliated persons. The Company also entered into certain other contractual arrangements with directors and executive officers during fiscal 1998. See Item 11. "Executive Compensation -- Severance and Indemnification Agreements; Employment Agreements; Change in Control Provisions."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)      Documents filed as a part of this report:

EXHIBITS FILED WITH THIS FORM 10-K:

         Exhibit No. Under                                                                       Exhibit No. in
            Item 601 of                                                                          Document Where
           Regulation S-K                              Brief Description                        Originally Filed
           --------------                              -----------------                        ----------------

3.2                                  Registrant's By-Laws, as amended (restated in
                                     electronic format only for the purpose of filing
                                     with the Commission).

4.17                                 Post-Petition Credit Agreement dated as of
                                     March 29, 1999 by and among the Registrant,
                                     Citicorp USA, Inc., as administrative agent, Bank
                                     Boston, N.A., as documentation agent and
                                     collateral monitoring agent, and Salomon Smith
                                     Barney, Inc., as sole arranger and book manager.

4.18                                 Master Security Agreement dated as of March 29,
                                     1999 by and among Registrant and the Guarantors
                                     as Grantors and Citicorp, USA, Inc. as
                                     Administrative Agent.

10.8                                 Letter Agreement between the Registrant and
                                     Jay Alix & Associates dated January 8,
                                     1999.

10.9                                 Letter Agreement II between the Registrant and
                                     Jay Alix & Associates dated March 23, 1999.

10.10                                Form of Severance Agreement Amendment
                                     between the Registrant and each of Messrs.
                                     Cusano, Mulet, Sease and Septer.

10.11                                Amended and Restated Employment Agreement
                                     between the Registrant and Gary M. Witkin dated
                                     December 16, 1998.

10.12                                Letter Agreement between the Registrant and
                                     Gary M. Witkin dated January 7, 1999.

10.13                                Letter Agreement between the Registrant and
                                     James E. Poole dated January 8, 1999, as amended.

10.14                                Letter Agreement among the Registrant and
                                     S. Cusano dated February 1, 1999.

10.15                                Second Amended and Restated Directors' Equity
                                     Plan.

         Exhibit No. Under                                                                       Exhibit No. in
            Item 601 of                                                                          Document Where
           Regulation S-K                              Brief Description                        Originally Filed
           --------------                              -----------------                        ----------------

 10.16                               Employment Agreement between Registrant and
                                     S. Cusano dated March 23, 1999.

 10.17                               Employment Agreement between Registrant and
                                     Charles Septer dated March 23, 1999.

 10.18                               Employment Agreement between Registrant and
                                     C. Steven Moore dated March 23, 1999.

 21                                  Subsidiaries of the Registrant.

 23                                  Independent Auditors' consent.

 27                                  Financial Data Schedule for the fiscal year ended
                                     January 3, 1999.

EXHIBITS INCORPORATED HEREIN BY REFERENCE:

 3.1                                 Registrant's Charter, as amended February 5, 1998                 3.1
                                     which is incorporated herein by reference to the
                                     Registrant's Form 10-K for the fiscal year ended
                                     December 28, 1997.

 4.1                                 Rights Agreement dated February 2, 1998 which                    99.2
                                     is incorporated herein by reference from
                                     Registrant's Form 8-K dated February 3, 1998.

 4.2                                 Amended and Restated Rights Agreement dated                      99.2
                                     November 4, 1998 which is incorporated herein
                                     by reference from Registrant's Form 8-K dated
                                     November 4, 1998.

 4.3                                 Note Purchase Agreement dated as of June 28,                     4.2a
                                     1990 concerning the refinancing of $90 million of
                                     the Real Estate Bridge Loan under Credit
                                     Agreement dated as of July 24, 1989 among the
                                     Registrant, Various Banks and Chemical Bank as
                                     Agent, which is incorporated herein by reference
                                     from the Registrant's Form 10-Q for the second
                                     quarter ended June 30, 1990.

 4.4                                 Trust Indenture dated as of June 28, 1990                        4.2b
                                     concerning the refinancing of $90 million of the
                                     Real Estate Bridge Loan under the Credit
                                     Agreement dated as of July 24, 1989 among the
                                     Registrant, Various Banks and Chemical Bank as
                                     Agent, which is incorporated herein by reference
                                     from the Registrant's Form 10-Q for the second
                                     quarter ended June 30, 1990.

         Exhibit No. Under                                                                       Exhibit No. in
            Item 601 of                                                                          Document Where
           Regulation S-K                              Brief Description                        Originally Filed
           --------------                              -----------------                        ----------------
4.5                                  Indenture, dated as of February 15, 1993, between                 4.1
                                     the Registrant and First American National
                                     Bank, as Trustee, regarding the
                                     Registrant's $300,000,000 of 9% Senior
                                     Subordinated Debentures due 2004, which is
                                     incorporated herein by reference from the
                                     Registrant's Form 8-K dated February 17,
                                     1993.

4.6                                  First Supplemental Indenture, dated as of                         4.2
                                     February 15, 1993, between the Registrant and
                                     First American National Bank, as Trustee,
                                     regarding the Registrant's $300,000,000 of 9%
                                     Senior Subordinated Debentures due 2004, which
                                     is incorporated herein by reference from the
                                     Registrant's Form 8-K dated February 17 1993.

4.7                                  Form of Debenture, regarding the Registrant's                     4.3
                                     $300,000,000 of 9% Senior Subordinated
                                     Debentures due 2004, which is incorporated
                                     herein by reference from the Registrant's Form 8-
                                     K dated February 17, 1993.

4.8                                  Form of Notes, regarding the Registrant's                         4.3
                                     $100,000,000 of 8 3/8% Senior Notes due 2001,
                                     which is incorporated herein by reference from the
                                     Registrant's Form 8-K dated October 26, 1993.

4.9                                  Conditional Loan Commitment dated as of                           4.2
                                     September 9, 1996, concerning the $75 million
                                     Real Estate Mortgage Financing among Service
                                     Merchandise Company, Inc., and First Union
                                     National Bank of North Carolina which is
                                     incorporated herein by reference from the
                                     Registrant's Form 10-Q for the third quarter ended
                                     September 29, 1996.

4.10                                 Loan Agreement dated as of October 4, 1996                       4.2a
                                     concerning the $75 million Real Estate Mortgage
                                     Financing among SMC-SPE- 1, Inc., and First
                                     Union National Bank of North Carolina which is
                                     incorporated herein by reference from the
                                     Registrant's Form 10-Q for the third quarter ended
                                     September 29, 1996.

4.11                                 Loan Agreement dated as of October 4, 1996                       4.2b
                                     concerning the $75 million Real Estate Mortgage
                                     Financing among SMC-SPE-2, Inc., and First
                                     Union National Bank of North Carolina which is
                                     incorporated herein by reference from the
                                     Registrant's Form 10-Q for the third quarter ended
                                     September 29, 1996.

         Exhibit No. Under                                                                       Exhibit No. in
            Item 601 of                                                                          Document Where
           Regulation S-K                              Brief Description                        Originally Filed
           --------------                              -----------------                        ----------------
4.12                                 First Amendment to Loan Agreement dated as of                    4.19
                                     November 7, 1996 concerning the $75 million
                                     Real Estate Mortgage Financing among SMC-
                                     SPE-2, Inc., and First Union National Bank of
                                     North Carolina which is incorporated herein by
                                     reference to the Registrant's Form 10-K for the
                                     fiscal year ended December 29, 1996.

4.13                                 Second Amendment to Loan Agreement dated as                      4.20
                                     of December 20, 1996 concerning the $75 million
                                     Real Estate Mortgage Financing among  SMC-
                                     SPE-2, Inc., and First Union National Bank of
                                     North Carolina which is incorporated herein by
                                     reference to the Registrant's Form 10-K for the
                                     fiscal year ended December 29, 1996.

4.14                                 Third Amendment to Loan Agreement dated as of                    4.22
                                     January 16, 1997 concerning the $75 million Real
                                     Estate Mortgage Financing among SMC-SPE-2,
                                     Inc., and First Union National Bank of North
                                     Carolina which is incorporated herein by reference
                                     to the Registrant's Form 10-K for the fiscal year
                                     ended December 29, 1996.

4.15                                 Second Amended and Restated Credit Agreement                     99.2
                                     dated as of January 20, 1999 by and among
                                     Service Merchandise Company, Inc., Citicorp
                                     USA, Inc., as Administrative Agent, Bank Boston,
                                     N.A. as Documentation Agent and Collateral
                                     Monitoring Agent and other lenders which is
                                     incorporated herein by reference from the
                                     Registrant's Form 8-K dated January 28, 1999.

4.16                                 Note Issuance Agreement dated September 30,                      4.15
                                     1997 among Service Merchandise Company, Inc.,
                                     H.J. Wilson Co., Inc. and The Long-Term Credit
                                     Bank of Japan, Ltd. which is incorporated herein
                                     by reference to the Registrant's Form 10-K for the
                                     fiscal year ended December 28, 1997.

10.1                                 Stock Option Pledge Agreement between Service                    10.2
                                     Merchandise Company, Inc., and the Service
                                     Merchandise Foundation dated October 15, 1990,
                                     which is incorporated herein by reference from the
                                     Registrant's Form 10-K for the fiscal year ended
                                     December 29, 1990.

         Exhibit No. Under                                                                       Exhibit No. in
            Item 601 of                                                                          Document Where
           Regulation S-K                              Brief Description                        Originally Filed
           --------------                              -----------------                        ----------------
10.2                                 Aircraft Lease Agreement dated as of June 26,                    10.1
                                     1998 between the Registrant and General
                                     Electric Capital Corporation which is
                                     incorporated herein by reference from the
                                     Registrant's Form 10-Q for the second
                                     quarter ended June 28, 1998.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS:

10.3                                 Form of Indemnification Agreement between the                  Exhibit A
                                     Registrant and each of Messrs. Zimmerman,
                                     Crane, Holt, Moore, Roitenberg, Cusano,
                                     Mulet and Septer which is incorporated
                                     herein by reference from the Registrant's
                                     Proxy Statement dated April 19, 1989.

10.4                                 Directors' Deferred Compensation Plan, which is                  10.1
                                     incorporated herein by reference from the
                                     Registrant's Form 10-K for the fiscal year ended
                                     December 29, 1990.

10.5                                 Key Executive Severance Plan Agreement for                       10.2
                                     execution by certain key executives in
                                     replacement of employment contracts which is
                                     incorporated herein by reference from the
                                     Registrant's Form 10-Q for the third quarter ended
                                     October 2, 1994.

10.6                                 Amended and Restated 1989 Employee Stock                         10.2
                                     Incentive Plan which is incorporated herein by
                                     reference from the Registrant's Form 10-K for the
                                     fiscal year ended January 1, 1995.

10.7                                 Retirement Benefits Agreement dated as June 25,                  10.1
                                     1998 which is incorporated herein by reference
                                     from the Registrant's Form 10-Q for the third
                                     quarter ended September 27, 1998.

(b)      Reports on Form 8-K.

         During the quarter ended January 3, 1999, the Company filed the following three reports on Form 8-K: (i) dated October 30, 1998 announcing an amendment to the $900 million term loan and revolving line of credit; (ii) dated November 4, 1998 announcing an amendment to the shareholder rights plan; and (iii) dated December 15, 1998 announcing that the Company had not made the $13.5 million interest payment due on its 9% Subordinated Debentures and planned to exercise the thirty-day grace period to evaluate available alternatives.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        SERVICE MERCHANDISE COMPANY, INC.


April 5, 1999                      By: /s/ S. Cusano
-------                               -----------------------------------
                                             S. Cusano
                                             Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Raymond Zimmerman
------------------------------------------
Raymond Zimmerman
Chairman of the Board
April 5, 1999
--------

/s/ S. Cusano
------------------------------------------
S. Cusano
Director and Chief Executive Officer
(Principal Executive Officer)
 April 5, 1999
---------


/s/ Richard P. Crane, Jr.
------------------------------------------
Richard P. Crane, Jr.
Director
April 5, 1999
--------


------------------------------------------
Charles V. Moore
Director
                   , 1999
------------------

/s/ R. Maynard Holt
------------------------------------------
R. Maynard Holt
Director
April 5, 1999
--------


------------------------------------------
Harold Roitenberg
Director
                   , 1999
------------------

/s/ Charles Septer
------------------------------------------
Charles Septer
Director, President and Chief Operating Officer
April 5, 1999
-------

/s/ Thomas L. Garrett
------------------------------------------
Thomas L. Garrett
Senior Vice President  and Chief Financial Officer
(Principal Financial Officer)
April 5, 1999
--------

/s/ Steven F. McCann
------------------------------------------
Steven F. McCann
Senior Vice President of Finance and
Chief Accounting Officer
(Principal Accounting Officer)
April 5, 1999
--------