Form 10-Q
period 1999-04-04
SERVICE MERCHANDISE CO INC
filed 1999-05-19
CIK 89107

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 4, 1999.

                            Commission File No.1-9223

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


       Registrant's Telephone Number, Including Area Code: (615) 660-6000

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         As of April 4, 1999, there were 100,167,293 shares of the Registrant's common stock, $.50 par value, outstanding.

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                                No.
                                                                                                                ---

PART I            FINANCIAL INFORMATION

                    Consolidated Statements of Operations (Unaudited) First Quarter Ended April 4,
                      1999 and March 29, 1998.....................................................................3
                    Consolidated Balance Sheets - April 4, 1999 (Unaudited), March 29, 1998
                      (Unaudited) and January 3, 1999.............................................................4
                    Consolidated Statements of Cash Flows (Unaudited) First Quarter Ended April 4,
                      1999 and March 29, 1998.....................................................................5
                    Notes to Consolidated Financial Statements (Unaudited)........................................6
                    Management's Discussion And Analysis Of  Financial Condition And Results Of
                      Operations.................................................................................12
                    Quantitative and Qualitative Disclosure about Market Risk....................................19

PART II           OTHER INFORMATION

                    Legal Proceedings............................................................................20
                    Defaults Upon Senior Securities..............................................................20
                    Exhibits and Reports on Form 8-K.............................................................20

SIGNATURES.......................................................................................................21

                         PART I - FINANCIAL INFORMATION

            SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES, INC.


ITEM 1.  FINANCIAL STATEMENTS.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (DEBTOR-IN-POSSESSION)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              FIRST QUARTER ENDED
                                                                                          ----------------------------

                                                                                          APRIL 4,           MARCH 29,
                                                                                            1999               1998
                                                                                          ---------          ---------
Net sales:
    Operations excluding closed facilities as a result of restructuring and
        remerchandising activities                                                        $ 354,756          $ 431,808
    Closed facilities as a result of restructuring and remerchandising activities           155,753            162,374
                                                                                          ---------          ---------
                                                                                            510,509            594,182
                                                                                          ---------          ---------
Costs and Expenses:
    Cost of merchandise sold and buying and occupancy expenses:
    Operations excluding closed facilities as a result of restructuring and
        remerchandising activities                                                          280,873            322,904
    Closed facilities as a result of restructuring and remerchandising activities           132,835            128,177
                                                                                          ---------          ---------
                                                                                            413,708            451,081
                                                                                          ---------          ---------

Gross margin after cost of merchandise sold and buying and occupancy expenses:
    Operations excluding closed facilities as a result of restructuring and
        remerchandising activities                                                           73,883            108,904
    Closed facilities as a result of restructuring and remerchandising activities            22,918             34,197
                                                                                          ---------          ---------
                                                                                             96,801            143,101
                                                                                          ---------          ---------
Selling, general and administrative expenses:
    Operations excluding closed facilities as a result of restructuring and
        remerchandising activities                                                          114,376            120,106
    Closed facilities as a result of restructuring and remerchandising activities            52,914             29,294
                                                                                          ---------          ---------
                                                                                            167,290            149,400
                                                                                          ---------          ---------
Other income, net                                                                            (3,049)            (1,764)

Restructuring charge                                                                         99,454                 --

Depreciation and amortization:
    Operations excluding closed facilities as a result of restructuring and
        remerchandising activities                                                           10,320             10,971
    Closed facilities as a result of restructuring and remerchandising activities             1,914              3,464
                                                                                          ---------          ---------
                                                                                             12,234             14,435
                                                                                          ---------          ---------
Earnings (loss) before interest, reorganization items, income tax and
    extraordinary item:                                                                    (179,128)           (18,970)

Interest expense - debt (contractual interest $25,311)                                       23,845             17,827
Interest expense - capitalized leases                                                         1,257              1,764
                                                                                          ---------          ---------
Earnings (loss) before reorganization items, income tax and extraordinary item             (204,230)           (38,561)
    Reorganization items                                                                     43,743                 --
                                                                                          ---------          ---------
Loss before income tax and extraordinary item                                              (160,487)           (38,561)
    Income tax benefit                                                                           --             14,460
                                                                                          ---------          ---------
Net loss before extraordinary item                                                         (160,487)           (24,101)
Extraordinary loss from early extinguishment of debt                                         (7,851)                --
                                                                                          ---------          ---------
Net loss                                                                                  $(168,338)         $ (24,101)
                                                                                          =========          =========
Weighted average common shares - basic and diluted                                           99,717             99,702
                                                                                          =========          =========

Per Common Share:
Earnings (loss) before extraordinary item                                                 $   (1.61)         $   (0.24)
Extraordinary loss from early extinguishment of debt                                      $   (0.08)         $      --
                                                                                          ---------          ---------

Net earnings (loss)-basic and diluted                                                     $   (1.69)         $   (0.24)
                                                                                          =========          =========


See Notes to Consolidated Financial Statements.

            SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES, INC.

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DEBTOR-IN-POSSESSION)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       APRIL 4,        MARCH 29,        JANUARY 3,
                                                                                         1999             1998             1999
                                                                                     -----------      -----------      -----------

ASSETS
Current Assets:
    Cash and cash equivalents                                                        $    80,956      $    71,530      $   133,749
    Accounts receivable, net of allowance of
        $2,072, $2,712 and $2,999, respectively                                           30,483           47,133           38,098
    Refundable income taxes                                                                   --           17,783           10,769
    Inventories                                                                          732,166          935,626          896,303
    Prepaid expenses and other assets                                                     78,625           18,002           24,379
    Deferred income taxes                                                                     --           22,478               --
                                                                                     -----------      -----------      -----------

    TOTAL CURRENT ASSETS                                                                 922,230        1,112,552        1,103,298

    Property and equipment:
    Owned assets, net of accumulated depreciation                                        406,471          480,965          439,710
    Capitalized leases, net of accumulated amortization                                   20,010           31,575           21,297
    Other assets and deferred charges                                                     47,453           53,598           62,590
                                                                                     -----------      -----------      -----------

    TOTAL ASSETS                                                                     $ 1,396,164      $ 1,678,690      $ 1,626,895
                                                                                     ===========      ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities Not Subject to Compromise

Current Liabilities:
    Notes payable to banks                                                           $   155,490      $        --      $   156,000
    Accounts payable                                                                       9,083          308,820          228,373
    Accrued expenses                                                                     121,262          173,067          224,813
    State and local sales taxes                                                            7,520           22,282            1,726
    Income taxes                                                                           7,701               --               --
    Accrued restructuring costs - current                                                     --           18,474            7,864
    Current maturities of long-term debt                                                   1,500           23,807          220,041
    Current maturities of capitalized lease obligations                                       --            8,572            8,501
                                                                                     -----------      -----------      -----------

    TOTAL CURRENT LIABILITIES                                                            302,556          555,022          847,318

Long-term Liabilities:
    Accrued restructuring costs                                                               --           54,455           45,297
    Long-term debt                                                                       148,125          708,836          467,192
    Capitalized lease obligations                                                             --           47,847           41,193
                                                                                     -----------      -----------      -----------

    TOTAL LONG-TERM LIABILITIES                                                          148,125          811,138          553,682

Liabilities Subject to Compromise                                                        888,073               --               --
                                                                                     -----------      -----------      -----------

    TOTAL LIABILITIES                                                                  1,338,754        1,366,160        1,401,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $1 par value, authorized, 4,600 shares,
        undesignated as to rate and other rights, none issued
    Series A Junior Preferred Stock, $1 par value, authorized
        1,100 shares, none issued
    Common stock, $.50 par value, authorized 500,000 shares, issued and
        outstanding 100,167, 100,366 and 100,340 shares, respectively                     50,084           50,183           50,170
    Additional paid-in capital                                                             7,027            7,873            7,680
    Deferred compensation                                                                 (1,383)          (2,621)          (1,975)
    Accumulated other comprehensive income (loss)                                           (869)              --             (869)
    Retained earnings                                                                      2,551          257,095          170,889
                                                                                     -----------      -----------      -----------

    TOTAL SHAREHOLDERS' EQUITY                                                            57,410          312,530          225,895
                                                                                     -----------      -----------      -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 1,396,164      $ 1,678,690      $ 1,626,895
                                                                                     ===========      ===========      ===========

See Notes to Consolidated Financial Statements

            SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DEBTOR-IN-POSSESSION)
                                 (IN THOUSANDS)

                                                                                       FIRST QUARTER ENDED
                                                                                    --------------------------

                                                                                     APRIL 4,        MARCH 29,
                                                                                      1999             1998
                                                                                    ---------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)                                                              $(168,338)       $ (24,101)
   Adjustments to reconcile net earnings (loss) to net
   cash provided (used) by operating activities:
      Depreciation and amortization                                                    22,551           15,848
      Gain on sale of property and equipment                                           (3,049)          (1,764)
      Change in estimate of restructuring charges                                     (45,981)              --
      Write-down of property and equipment due to restructuring                        24,452               --
      Changes in assets and liabilities:
        Accounts receivable - net                                                       7,615           (4,003)
        Inventories                                                                   164,137           (5,808)
        Prepaid expenses                                                              (54,246)           5,181
        Accounts payable                                                              (21,285)        (173,415)
        Accrued expenses and state and local taxes                                    (25,216)         (67,433)
        Accrued restructuring costs                                                    73,505           (3,313)
        Income tax                                                                     18,470          (17,783)
                                                                                    ---------        ---------

      NET CASH USED BY OPERATING ACTIVITIES:                                           (7,385)        (276,591)
                                                                                    ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment - owned                                         (3,066)          (4,912)
   Proceeds from sale of property and equipment                                         3,955            4,765
   Restricted cash and other assets, net                                               23,525          (10,884)
                                                                                    ---------        ---------

      NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES:                                24,414          (11,031)
                                                                                    ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of short-term borrowings                                                    (510)              --
   Repayment of long-term debt                                                        (48,634)          (2,592)
   Repayment of capitalized lease obligations                                          (1,826)          (2,021)
   Debt issuance costs                                                                (18,574)            (362)
   Exercise of stock options (forfeiture of restricted stock), net                       (278)             (42)
                                                                                    ---------        ---------

      NET CASH USED BY FINANCING ACTIVITIES                                           (69,822)          (5,017)
                                                                                    ---------        ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (52,793)        (292,639)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                       133,749          364,169
                                                                                    ---------        ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                           $  80,956        $  71,530
                                                                                    =========        =========

SUPPLEMENTAL DATA:
Cash paid (received) during the quarter for:
   Interest                                                                         $  22,251        $  12,700
   Income tax                                                                       $ (18,368)       $     100
   Reorganization items - Professional fees and administrative items                $   2,238        $      --



See Notes to Consolidated Financial Statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    FOR THE FIRST QUARTER ENDED APRIL 4, 1999


A.       BASIS OF PRESENTATION

         The consolidated financial statements, except for the consolidated balance sheet as of January 3, 1999, have been prepared by the Company without audit.

         In management's opinion, the information and amounts furnished in this report reflect all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of the consolidated financial position and consolidated results of operations for the interim period presented. Certain prior period amounts have been reclassified to conform to the current year's presentation. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999.

         The Company has historically incurred a net loss for the first three quarters of the year due to the seasonality of its business. The results of operations for the quarters ended April 4, 1999 and March 29, 1998 are not necessarily indicative of the operating results for an entire fiscal year.

         The Company's consolidated statements of operations presentation changed in fiscal 1997 to disclose the financial statement impact of the inventory liquidations associated with the results of restructuring and remerchandising activities. The line item "Closed facilities as a result of restructuring and remerchandising activities" represents activity specifically identifiable to closed or closing facilities and to inventory liquidations conducted in conjunction with the Company's restructuring plans. All activity for these items is classified in "Closed facilities and remerchandising activities." Prior year amounts reflect operating results for these same facilities and merchandise classifications. Selling, general and administrative expenses for results of restructuring and remerchandising activities does not include any allocation of corporate overhead.

B.       PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

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

         The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting and in accordance with AICPA Statement of Position 90-7. The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's recent losses and negative cash flows from operations, and the Chapter 11 Cases raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to submit a plan for reorganization to the Bankruptcy Court. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, (i) the Company's ability to comply with debtor-in-possession financing agreements, (ii) confirmation of a plan of reorganization under the Bankruptcy Code, (iii) the Company's ability to achieve profitable operations after such confirmation, and (iv) the Company's ability to generate sufficient cash from operations to meet its obligations.

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

C.       RESTRUCTURING PLANS

         1997 RESTRUCTURING PLAN

         On March 25, 1997, the Company adopted a business restructuring plan to close up to 60 under performing stores and one distribution center (the "1997 Restructuring Plan"). As a result, a pre-tax charge of $129.5 million for restructuring costs was taken in the first quarter of fiscal 1997. The components of the restructuring charge and an analysis of the amounts charged against the accrual during the first quarter of 1999 are outlined in the following table:

                                                                        FIRST QUARTER 1999 ACTIVITY
                                                 ---------------------------------------------------------------------------
                                                    ACCRUED
                                                 RESTRUCTURING                                                    ACCRUED
                                                  COSTS AS OF                                                  RESTRUCTURING
                                                   JANUARY 3,    RESTRUCTURING        ASSET       CHANGE IN     COSTS AS OF
                                                      1999         COSTS PAID      WRITE-DOWNS     ESTIMATE    APRIL 4, 1999
                                                 --------------  --------------   -------------  -----------   -------------

(in thousands)
Lease termination and other real estate costs    $       53,161  $       (1,497)  $          --  $   (45,981)  $       5,683
Property and equipment write-downs                           --              --              --           --              --
Employee severance                                           --              --              --           --              --
Other exit costs                                             --              --              --           --              --
                                                 --------------  --------------   -------------  -----------   -------------
Total                                            $       53,161  $       (1,497)  $          --  $   (45,981)  $       5,683
                                                 ==============  ==============   =============  ===========   =============


         The closing of nine stores during the first half of fiscal 1998 brought the total number of closures, in accordance with the 1997 Restructuring Plan, to 53 stores and one distribution center. Store closures were completed as of May 1998. The Company closed less than 60 stores primarily due to the inability to negotiate acceptable exit terms from the related lessors.

         Restructuring costs paid during the first quarter of 1999 relate primarily to lease termination and other real estate costs. The Company incurred $1.1 million in contractual rent payments and lease termination fees and $0.4 million in other real estate costs primarily related to utilities, common area maintenance fees, real estate taxes and brokerage costs.

         In connection with the Chapter 11 Cases, the $46.0 million change in estimate was made to reflect the reduction allowed under Section 502(b)(6) of the Bankruptcy Code. Amounts had been accrued according to the remaining leasehold obligations. Section 502(b)(6) limits a lessor's claim to the rent reserved by such lease, without acceleration for the greater of one year, or 15 percent, not to exceed three years, of such lease, plus any unpaid rent.

         The leases remaining on closed locations as of April 4, 1999 vary in length with expiration dates ranging from April 1999 to December 2030.

         As of April 4, 1999, property and equipment associated with the 1997 Restructuring Plan have been written-down to reflect their estimated fair value. The Company anticipates selling or abandoning substantially all remaining owned property and equipment associated with the 1997 Restructuring Plan. Approximately 3,000 employees were terminated pursuant to the 1997 Restructuring Plan. All such terminations were completed as of May 1998.

         RATIONALIZATION PLAN

         In February 1999, the Company announced a rationalization plan to close up to 132 stores, up to four distribution centers and to reduce corporate overhead (the "Rationalization Plan"). On March 8, 1999, as part of the Rationalization Plan and prior to the filing of the involuntary bankruptcy petition, the Board of Directors approved the adoption of a business restructuring plan to close 106 stores, the Dallas distribution center and to reduce the Company's workforce at its Nashville corporate offices by 150 employees. As a result, a pre-tax charge of $99.5 million for restructuring costs was recorded in the first quarter of 1999. On March 29, 1999 and in connection with the Chapter 11 Cases, store leases under this plan were approved for rejection by the Bankruptcy Court. The components of the restructuring charge and the amounts charged against the accrual in the first quarter of 1999 are outlined in the following table.

                                                                                 FIRST QUARTER 1999 ACTIVITY
                                                           --------------------------------------------------------------
                                                             INITIAL
                                                              CHARGE                                           ACCRUED
                                                           RECORDED IN       COSTS          ASSET            COSTS AS OF
                                                              MARCH           PAID       WRITE-DOWNS        APRIL 4, 1999
                                                           -----------     ----------    -----------        -------------

(in thousands)
Lease termination and other real estate costs                $ 62,469      $       --      $     --            $62,469
Property and equipment write-downs                             24,452              --       (24,452)                --
Employee severance                                             12,533              --            --             12,533
                                                             --------      ----------      --------            -------
Total                                                        $ 99,454      $       --      $(24,452)           $75,002
                                                             ========      ==========      ========            =======

         The stores planned for closure include both owned and leased properties. Lease termination and other real estate costs consist principally of the remaining rental payments required under the closing stores' and distribution center lease agreements under Section 502(b)(6) of the Bankruptcy Code, net of any actual or reasonably probable sublease income. Section 502(b)(6) limits the lessor's claim to the rent reserved by such lease, without acceleration, for the greater of one year, or 15 percent, not to exceed three years, of such lease, plus any unpaid rent.

         After taking into effect the above asset write-downs, the Company's carrying value of the property and equipment associated with the closures is $23.2 million as of April 4, 1999. The Company anticipates selling substantially all owned property and equipment associated with the closures.

         The employee severance provision was recorded for the planned termination of approximately 4,389 employees associated with the closures, as well as the reduction of corporate overhead.

D.       LIABILITIES SUBJECT TO COMPROMISE

         Liabilities subject to compromise refer to liabilities incurred prior to the commencement of the Chapter 11 Cases. These liabilities consist primarily of amounts outstanding under long-term debt and also include accounts payable, accrued interest, accrued restructuring costs, and other accrued expenses. These amounts represent the Company's best estimate of known or potential claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments based on negotiations, actions of the Bankruptcy Court, further development with respect to disputed claims, future rejection of additional executory contracts or unexpired leases, and determination as to the value of any collateral securing claims or other events. Payment terms for these amounts, which are considered long-term liabilities at this time, will be established in connection with the Chapter 11 Cases.

         The Company has received approval from the Bankruptcy Court to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations, to pay vendors and other providers in the ordinary course for goods and services received from March 15, 1999, and to honor customer service programs, including warranties, returns, layaways and gift certificates.

         The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below.

                                                       APRIL 4, 1999
                                                       -------------

                  (in thousands)
                  Accounts payable                        $198,005
                  Accrued expenses                          72,541
                  Accrued restructuring costs               80,685
                  Long-term debt                           488,974
                  Capitalized lease obligations             47,868
                                                          --------
                      Total                               $888,073
                                                          ========

         Contractual interest expense not recorded on certain pre-petition debt totaled $1.5 million for the quarter ended April 4, 1999.

E.       REORGANIZATION ITEMS

         Expenses and income directly incurred or realized as a result of the Chapter 11 cases have been segregated from the normal operations and are disclosed separately. The major components are as follows:

                                                     QUARTER ENDED
                                                     APRIL 4, 1999
                                                     -------------

(in thousands)

Restructuring charges (income)                         $(45,981)
Professional fees and administrative items                2,238
                                                       --------
                                                       $(43,743)


         RESTRUCTURING CHARGES (INCOME):

         In connection with the Chapter 11 Cases, the 1997 Restructuring Plan was adjusted to reflect the reduction allowed under Section 502(b)(6) of the Bankruptcy Code. An amount had been accrued according to the remaining leasehold obligation. Section 502(b)(6) limits the lessor's claim to the rent reserved by such leases, without acceleration for the greater of one year, or 15 percent, not to exceed three years, of such leases, plus any unpaid rent.

         PROFESSIONAL FEES AND ADMINISTRATIVE ITEMS:

         Professional fees and administrative items relate to legal, accounting and other professional costs directly attributable to the Chapter 11 Cases.

F.       BORROWINGS

         From September 1997 through January 20, 1999, the Company had a five-year, $900 million, fully committed asset-based credit facility (the "Amended and Restated Credit Facility"). The Amended and Restated Credit Facility included $200 million in term loans and up to a maximum of $700 million in revolving loans including a $175 million sub-facility for letters of credit. The Amended and Restated Credit Facility was set to mature on September 10, 2002. Interest rates on the Amended and Restated Credit Facility were subject to change based on a financial performance-based grid and could not exceed a rate of LIBOR + 2.25% on revolving loans and LIBOR + 2.50% on the term loan. There was a commitment fee of 3/8% on the undrawn portion of the revolving loans. There were no outstanding loans under the Amended and Restated Credit Facility as of April 4, 1999.

         On January 20, 1999, the Company completed a $750 million, 30-month asset-based credit facility (the "Second Amended and Restated Credit Facility") which replaced the Amended and Restated Credit Facility. The Second Amended and Restated Credit Facility included $150 million in term loans and a maximum of $600 million in revolving loans. The Second Amended and Restated Credit Facility included a $200 million sub-facility for standby and trade letters of credit. Interest rates on the Second Amended and Restated Facility were based on either Prime Rate + 1.5% or LIBOR + 2.75%.

         On March 29,1999, the Company entered into a 27-month, $750 million, fully committed asset-based debtor-in-possession credit facility (the "DIP Facility") which replaced the Second Amended and Restated Credit Facility. The Bankruptcy Court approved the DIP Facility on an interim basis on March 29, 1999 and granted final approval on April 27, 1999.

         The DIP Facility, which matures on June 30, 2001, includes $100 million in term loans and up to a maximum of $650 million in revolving loans including a $200 million sub-facility for letters of credit. Interest rate spreads on the DIP Facility are LIBOR + 2.25% on Eurodollar loans and Prime Rate + 1.25% on Alternate Base Rate loans. There were outstanding borrowings under both the DIP Facility and the Second Amended and Restated Credit Facility as of April 4, 1999. Short-term borrowings related to the DIP Facility and the Second Amended and Restated Credit Facility were $26.7 million and $128.8 million as of April 4, 1999, respectively. There were no short-term borrowings under the Amended and Restated Credit Facility at March 28, 1998. Outstanding borrowings under the term loan of the Second Amended and Restated Credit Facility were $149.6 million as of April 4, 1999. There were no term loan borrowings under the DIP facility as of April 4, 1999. Term loan borrowings under the Amended and Restated Credit Facility were $199 million as of March 28, 1998. There is a commitment fee of 0.375% on the undrawn portion of the revolving loans, under the DIP Facility.

         The DIP Facility is secured by all material unencumbered assets of the Company and its subsidiaries including inventory but excluding previously mortgaged property. Borrowings under the DIP Facility are limited based on a borrowing base formula which considers eligible inventories, eligible accounts receivable, mortgage values on eligible real properties, eligible leasehold interests, available cash equivalents and in-transit cash. The DIP Facility had a borrowing base reserve of $75 million from March 29, 1999 to April 27, 1999, the date of final approval by the DIP Facility lenders. A borrowing base reserve of $50 million will apply until a business plan is accepted by and financial covenants are negotiated with the Company's lenders.

G.       EARNINGS PER SHARE

         Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the reported period. Diluted net earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period plus incremental shares that would have been outstanding upon the assumed vesting of dilutive restricted stock and the assumed exercise of dilutive stock options. As of April 4, 1999, all outstanding restricted stock and stock options are considered anti-dilutive.

H.       PREPAID EXPENSES AND OTHER ASSETS

         Prepaid expenses and other assets for the Company were $78.6 million as of April 4, 1999 compared to $18.0 million as of March 29, 1998. The increase was primarily due to cash in advance payments for inventory of approximately $50 million and prepaid advertising of approximately $10 million.

I.       OTHER COMMITMENTS AND CONTINGENCIES

         On January 28, 1997, the Company and Service Credit Corp. (the "Subsidiary"), a wholly-owned subsidiary, entered into an agreement with World Financial Network National Bank ("WFNNB") for the purpose of providing a proprietary credit card to its customers. The contract requires the Subsidiary to maintain a 3% credit risk reserve for the outstanding balances, which are owned by WFNNB. The purpose of this reserve is to offset future potential negative spreads and portfolio losses. The negative spreads or losses may result from potential increased reimbursable contractual program costs. The 3% credit risk reserve is held by the bankruptcy remote Subsidiary in the form of cash and cash-equivalents. On April 28, 1999, WFNNB advised the Company that WFNNB has projected that such portfolio losses and negative spreads will be at least approximately $9 million. The Company does not have in its possession sufficient information to determine the accuracy or validity of WFNNB's projection. Moreover, the Company is investigating (a) whether WFNNB has breached, or violated applicable bankruptcy laws in connection with, the agreement and (b) its rights and remedies with respect thereto. Pending confirmation of the accuracy of WFNNB's projection and a resolution (consensual or otherwise) of the Company's rights and remedies, the Company has made provision for such potential liability for the period ending April 4, 1999 by establishing a 3% credit risk reserve of $9 million.

         The Company was involved in litigation, investigations and various legal matters during the first quarter of 1999 which are being defended and handled in the ordinary course of business. While the ultimate results of these matters cannot be determined or predicted, management believes that they will not have a material adverse effect on the Company's results of operations or financial position. Any potential liability may be affected by the Chapter 11 Cases.

J.       SEGMENT REPORTING

         The Company manages its business on the basis of one reportable segment. As of April 4, 1999, all of the Company's operations are located within the United States. The following data is presented in accordance with SFAS No. 131 for all periods presented.

                                                                                    FOR THE YEAR
                                                  FOR THE QUARTERS ENDED               ENDED
                                                  ----------------------            ------------
CLASSES OF SIMILAR PRODUCTS
                                                4/4/99            3/29/98              1/3/99
                                               --------           --------           ----------

Net Sales (in thousands):
   Hardlines                                   $349,805           $449,359           $2,249,628
   Jewelry                                      160,704            144,823              919,897
                                               --------           --------           ----------
    Total Net Sales                            $510,509           $594,182           $3,169,525
                                               ========           ========           ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         For comparative purposes, interim balance sheets are more meaningful when compared to the balance sheets at the same point in time of the prior year. Comparisons to balance sheets of the most recent fiscal year end may not be meaningful due to the seasonal nature of the Company's business.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This Quarterly Report on Form 10-Q includes certain forward-looking statements based upon management's beliefs, as well as assumptions made by and data currently available to management. This information has been, or in the future may be, included in reliance on the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The projections with respect to the Company's three-month borrowing base and borrowing availability projections under the DIP facility, while presented with numerical specificity, are forward-looking statements which are based on a variety of assumptions regarding the Company's operating performance that may not be realized and are subject to significant business, economic, political and competitive uncertainties and potential contingencies, including those set forth below, many of which are beyond the Company's control. Consequently, such forward-looking information should not be regarded as a representation or warranty by the Company that such projections will be realized. Actual results may differ materially from those anticipated in any such forward-looking statements. The Company undertakes no obligation to update or revise any such forward-looking statements.

         The Company's liquidity, capital resources and results of operations are subject to a number of risks and uncertainties including, but not limited to, the following: the ability of the Company to continue as a going concern; the ability of the Company to operate pursuant to the terms of the DIP Facility; the ability of the Company to operate successfully under a Chapter 11 proceeding; approval of plans and activities by the Bankruptcy Court; risks associated with operating a business in Chapter 11; the ability of the Company to create and have approved a reorganization plan in the Chapter 11 Cases; adverse developments with respect to the Company's liquidity or results of operations; the ability of the Company to obtain shipments and negotiate terms with vendors and service providers for current orders; the ability to conduct inventory liquidation sales to improve liquidity; the ability to develop, fund and execute an operating plan for the Company; the ability of the Company to attract and retain key executives and associates; competitive pressures from other retailers, including specialty retailers and discount stores, which may affect the nature and viability of the Company's business strategy; trends in the economy as a whole which may affect consumer confidence and consumer demand for the types of goods sold by the Company; the ability to maintain gross profit margins; the seasonal nature of the Company's business and the ability of the Company to predict consumer demand as a whole, as well as demand for specific goods; the ability of the Company to attract and retain customers; costs associated with the shipping, handling and control of inventory and the Company's ability to optimize its supply chain; potential adverse publicity; availability and cost of management and labor employed; real estate occupancy and development costs, including the substantial fixed investment costs associated with opening, maintaining or closing a Company store; the potential delisting of the Company's securities and the absence of an active public trading market; the ability of the Company to provide a private label credit card; and the ability to effect conversions to new technological systems, including becoming Year 2000 compliant.

         Actual results may differ materially from those anticipated in any such forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances.

OVERVIEW

         The Company, with 341 stores in 34 states at April 4, 1999, is one of the nation's largest retailers of jewelry and offers a selection of brand-name hardlines and other product lines.

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

         The Company entered into the DIP Facility dated March 29, 1999 with Citicorp USA, Inc., as administrative agent, BankBoston, N.A. as documentation agent and collateral monitoring agent, and Salomon Smith Barney Inc. as sole arranger and book manager, for a debtor-in-possession credit facility under which the Company may borrow up to $750 million, subject to certain limitations, to fund ongoing working capital needs while it prepares a reorganization plan. The DIP Facility includes $100 million in term loans and a maximum of $650 million in revolving loans. Financial covenants are subject to amendment pending the finalization of the Company's business plan. The DIP Facility includes a $200 million sub-facility for standby and trade letters of credit. Interest rates on the DIP Facility are either the Prime Rate plus 1.25% or LIBOR plus 2.25% for revolving loans and the term loan.

The DIP Facility is secured by substantially all of the assets of the Company and its subsidiaries, subject only to valid, enforceable, subsisting and non-voidable liens of record as of the date of commencement of the Chapter 11 Cases and other liens permitted under the DIP Facility.

         Borrowings under the DIP Facility are limited based on a borrowing base formula which considers eligible inventories, eligible accounts receivable, trade letters of credit, mortgage values on eligible real properties, eligible leasehold interests, available cash equivalents and in-transit cash. The DIP Facility contains various restrictive covenants that are subject to amendment pending finalization of the Company's business plan. The Company's ability to obtain new borrowings after the first anniversary of the DIP Facility is subject to the Company and the lenders having agreed upon a business plan and revised financial and other covenants.

         On April 27, 1999, the Bankruptcy Court gave final approval to the DIP Facility. The Company believes the DIP Facility should provide it with adequate liquidity to conduct its operations while it prepares a reorganization plan.

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

         At this time, it is not possible to predict the outcome of the Chapter 11 Cases or their effect on the Company's business. Unsecured claims may be satisfied at less than 100% of their face value and the equity interests of the Company's shareholders may have no value. The Company believes the DIP Facility should provide the Company with adequate liquidity to conduct its business while it prepares a reorganization plan. However, the Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties, including those set forth above under "Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995."

RESULTS OF OPERATIONS

FIRST QUARTER ENDED APRIL 4, 1999 COMPARED TO FIRST QUARTER ENDED MARCH 29, 1998

Net Sales

         Net sales for the Company were $510.5 million for the first quarter of 1999 compared to $594.2 million for the first quarter of 1998. The $83.7 million decrease reflects the $77.1 million loss in sales from the operations excluding closing facilities as a result of restructuring and remerchandising activities and a reduction of $6.6 million in sales from liquidating stores. The Company believes that a portion of the comparable store sales decrease is attributable to out of stock levels associated with product procurement difficulties encountered early in the rationalization process and prior to the Chapter 11 filing.

         Net sales from operations excluding results of restructuring and remerchandising activities for the first quarter of 1999 were $354.8 million versus $431.8 million for the same period in 1998. This represents a comparable store sales decrease of $47.2 million or 12.7% and a decline in the remaining stores included in operations excluding closed facilities as a result of restructuring and remerchandising activities of $29.9 million. Jewelry comparable store sales increased 10.9%, while hardline comparable store sales decreased 21.7%.

Gross Margin

         In the first quarter of 1999, gross margin was $96.8 million as compared to $143.1 million in the first quarter of 1998. The decrease was primarily due to a $83.7 decline in sales, a $5.2 million or 1% increase in cost of goods sold, a $13.8 million increase in inventory shrink accrual and a $1.6 million increase in freight expense which were partially offset by decreases in occupancy and other costs. The changes were primarily a result of the rationalization process, store closure activity and significant levels of inter-store transfers during the quarter.

         Gross margin after cost of merchandise sold and buying and occupancy expenses and excluding closed facilities as a result of restructuring and remerchandising was $73.9 million or 20.8% of net sales for the first quarter of 1999, compared to $109.9 million or 25.2% of net sales for the first quarter of 1998. The margin decrease was primarily the result of changes in product mix.

         Gross margin after cost of merchandise sold and buying and occupancy expenses for closed facilities as a result of restructuring and remerchandising activities was $22.9 million, or 14.7% of net sales for the first quarter of 1999 compared to $34.2 million, or 21.1% of net sales for the first quarter of 1998. The margin decrease was primarily a result of changes in product mix and additional markdowns.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased $17.9 million in the first quarter of 1999 to $167.3 million from $149.4 million in the first quarter of 1998. The increase was primarily attributable to a $9.0 million charge to offset future potential negative spreads or portfolio losses and a $8.5 million charge to allow for potential receivable losses related to the private label credit card program. The negative spreads or losses may result in potential increased reimbursable contractual program costs.

Interest Expense

         Interest expense for the first quarter of 1999 was $25.1 million as compared to $19.6 million for the first quarter of 1998. The increase in interest expense reflects the higher average borrowings against the Company's DIP Facility, the Second Amended and Restated Credit Facility and the Amended and Restated Credit Facility. The increase was partially offset by contractual interest expense not recorded on certain prepetition debt totaling $1.5 million.

Income Taxes

         The Company did not recognize an income tax benefit due to the recording of a deferred tax asset valuation allowance. Deferred taxes are recognized to reflect the estimated future utilization of temporary book/tax differences. The Company has recorded a full valuation allowance on net deferred tax assets as realization of such assets in future years is uncertain.

1997 Restructuring Plan

         On March 25, 1997, the Company adopted a business restructuring plan to close up to 60 under performing stores and one distribution center. As a result, a pre-tax charge of $129.5 million for restructuring costs was taken in the first quarter of fiscal 1997. The components of the restructuring charge and an analysis of the amounts charged against the accrual during first quarter of 1999 are outlined in the following table:

                                                                    FIRST QUARTER 1999 ACTIVITY
                                                 ---------------------------------------------------------------------
                                                    ACCRUED
                                                 RESTRUCTURING                                              ACCRUED
                                                  COSTS AS OF                                            RESTRUCTURING
                                                   JANUARY 3,  RESTRUCTURING    ASSET       CHANGE IN     COSTS AS OF
                                                      1999      COSTS PAID   WRITE-DOWNS     ESTIMATE    APRIL 4, 1999
                                                  -----------   -----------  -----------   ------------  -------------

(in thousands)
Lease termination and other real estate costs     $    53,161   $    (1,497) $        --   $    (45,981)  $     5,683
Property and equipment write-downs                         --            --           --             --            --
Employee severance                                         --            --           --             --            --
Other exit costs                                           --            --           --             --            --
                                                  -----------   -----------  -----------   ------------   -----------
Total                                             $    53,161   $    (1,497) $        --   $    (45,981)  $     5,683
                                                  ===========   ===========  ===========   ============   ===========


         Restructuring costs paid during the first quarter of 1999 relate primarily to lease termination and other real estate costs. The Company incurred $1.1 million in contractual rent payments and lease termination fees and $0.4 million in other real estate costs primarily related to utilities, common area maintenance fees, real estate taxes and brokerage costs.

         In connection with the Chapter 11 Cases, the $46.0 million change in estimate was made to reflect the reduction allowed under Section 502(b)(6) of the Bankruptcy Code. Amounts had been accrued according to the remaining leasehold obligations. Section 502(b)(6) limits a lessor's claim to the rent reserved by such lease, without acceleration for the greater of one year, or 15 percent, not to exceed three years, of such lease, plus any unpaid rent.

         The leases remaining on closed locations as of April 4, 1999 vary in length with expiration dates ranging from April 1999 to December 2030.

         As of April 4, 1999, property and equipment associated with the 1997 Restructuring Plan have been written-down to reflect their estimated fair value. The Company anticipates selling or abandoning substantially all remaining owned property and equipment associated with the 1997 Restructuring Plan. Approximately 3,000 employees were terminated pursuant to the 1997 Restructuring Plan. All such terminations were completed as of May 1998 for the 1997 Restructuring Plan.

Rationalization Plan

         In February 1999, the Company announced a rationalization plan to close up to 132 stores, up to four distribution centers and to reduce corporate overhead (the "Rationalization Plan"). On March 8, 1999, as part of the Rationalization Plan and prior to the filing of the involuntary bankruptcy petition, the Board of Directors approved the adoption of a business restructuring plan to close 106 stores, the Dallas distribution center and to reduce the Company's workforce at its Nashville corporate offices by 150 employees. As a result, a pre-tax charge of $99.5 million for restructuring costs was recorded in the first quarter of 1999. On March 29, 1999 and in connection with the Chapter 11 Cases, store leases under this plan were approved for rejection by the Bankruptcy Court. The components of the restructuring charge and the amounts charged against the accrual in the first quarter of 1999 are outlined in the following table.

                                                                                 FIRST QUARTER 1999 ACTIVITY
                                                           --------------------------------------------------------------
                                                             INITIAL
                                                              CHARGE                                           ACCRUED
                                                           RECORDED IN       COSTS          ASSET            COSTS AS OF
                                                              MARCH           PAID       WRITE-DOWNS        APRIL 4, 1999
                                                           -----------     ----------    -----------        -------------

(in thousands)
Lease termination and other real estate costs                $ 62,469      $       --      $     --            $62,469
Property and equipment write-downs                             24,452              --       (24,452)                --
Employee severance                                             12,533              --            --             12,533
                                                             --------      ----------      --------            -------
Total                                                        $ 99,454      $       --      $(24,452)           $75,002
                                                             ========      ==========      ========            =======

         The stores planned for closure include both owned and leased properties. Lease termination and other real estate costs consist principally of the remaining rental payments required under the closing stores' and distribution center lease agreements under Section 502(b)(6) of the Bankruptcy Code, net of any actual or reasonably probable sublease income. Section 502(b)(6) limits the lessor's claim to the rent reserved by such lease, without acceleration, for the greater of one year, or 15 percent, not to exceed three years, of such lease, plus any unpaid rent.

         After taking into effect the above asset write-downs, the Company's carrying value of the property and equipment associated with the closures is $23.2 million as of April 4, 1999. The Company anticipates selling substantially all owned property and equipment associated with the closures.

         The employee severance provision was recorded for the planned termination of approximately 4,389 employees associated with the closures, as well as the reduction of corporate overhead.

LIQUIDITY AND CAPITAL RESOURCES

         On March 27, 1999, the Debtors filed the Chapter 11 Cases, which will affect the Company's liquidity and capital resources in fiscal 1999. See Note B, Notes to the Financial Statements - "Proceedings Under Chapter 11 of the Bankruptcy Code."

         From September 1997 through January 20, 1999, the Company had a five-year, $900 million, fully committed asset-based credit facility (the "Amended and Restated Credit Facility"). The Amended and Restated Credit Facility included $200 million in term loans and up to a maximum of $700 million in revolving loans including a $175 million sub-facility for letters of credit. The Amended and Restated Credit Facility was set to mature on September 10, 2002. Interest rates on the Amended and Restated Credit Facility were subject to change based on a financial performance-based grid and could not exceed a rate of LIBOR + 2.25% on revolving loans and LIBOR + 2.50% on the term loan. There was a commitment fee of 3/8% on the undrawn portion of the revolving loans. There were no outstanding loans under the Amended and Restated Credit Facility as of April 4, 1999.

         On January 20, 1999, the Company completed a $750 million, 30-month asset-based credit facility (the "Second Amended and Restated Credit Facility") which replaced the Amended and Restated Credit Facility. The Second Amended and Restated Credit Facility included $150 million in term loans and a maximum of $600 million in revolving loans. The Second Amended and Restated Credit Facility included a $200 million sub-facility for standby and trade letters of credit. Interest rates on the Second Amended and Restated Facility were based on either Prime Rate + 1.5% or LIBOR + 2.75%.

         On March 29,1999, the Company entered into a 27-month, $750 million, fully committed asset-based debtor-in-possession credit facility (the "DIP Facility") which replaced the Second Amended and Restated Credit Facility. The Bankruptcy Court approved the DIP Facility on an interim basis on March 29, 1999 and granted final approval on April 27, 1999. The DIP Facility includes $100 million in term loans and up to a maximum of $650 million in revolving loans, including a $200 million sub-facility for letters of credit. The DIP Facility matures on June 30, 2001. Interest rates on the DIP Facility are either Prime Rate + 1.25% or LIBOR + 2.25% for the revolving loans and the term loan. There is a commitment fee of 3/8% on the undrawn portion of the revolving loans. The Company had $26.7 million in short-term borrowings outstanding under the DIP Facility and $128.8 million in short-term borrowings outstanding under the Second Amended and Restated Credit Facility. Other extensions of credit under the Second Amended and Restated Facility, as of April 24, 1999, included $149.6 million in term loans and $75.5 million in letters of credit.

         The DIP Facility is secured by all material unencumbered assets of the Company and its subsidiaries, including inventory but excluding previously mortgaged property and leasehold interests.

         Borrowings under the DIP Facility are limited based on a borrowing base formula which considers eligible inventories, eligible accounts receivable, mortgage values on eligible real properties, available cash equivalents, eligible leasehold interests and in-transit cash. The Company had $100.2 million of unused borrowing availability under the DIP Facility as of April 4, 1999.

         The DIP Facility had a borrowing base reserve of $75 million from March 29, 1999 to April 27, 1999, the date of final approval by the Bankruptcy Court. A borrowing base reserve of $50 million will apply until a business plan is accepted and financial covenants are negotiated with the Company's lenders.

         The following table sets forth the Company's three month borrowing base and borrowing availability projections under the DIP Facility. The forecast projects a borrowing base which ranges from $514 million to $523 million over the period from May 17, 1999 to August 15, 1999, and unused borrowing availability which ranges from $239 million to $284 million. The projected availability is subject to the $50 million borrowing base reserve noted above. These forward-looking statements are subject to assumptions, known and unknown risks and uncertainties. See "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995."


                                       Forecast        Forecast        Forecast        Forecast
                                       5/23/99         6/20/99         7/18/99         8/15/99
                                       --------        --------        --------        --------
(in millions)
Ending Total Revolver Balance          $   73.2        $   70.8        $   68.1        $   99.5

Term Loan                                 100.0           100.0            99.8            99.8

Standby Letters of Credit                  31.9            29.8            29.8            29.8

Trade Letters of Credit                    30.0            36.0            50.0            55.0
                                       --------        --------        --------        --------

Total Extensions of Credit             $  235.1        $  236.6        $  247.7        $  284.1
                                       --------        --------        --------        --------

Borrowing Base                         $  519.5        $  514.8        $  515.3        $  523.3

Availability*                          $  284.4        $  278.2        $  267.6        $  239.2


*Borrowing Base and Availability calculated before deduction of Interim Reserve
 Amount ($50 million until a business plan is accepted)

         CAPITAL STRUCTURE

         During the first quarter of 1999, the Company's principal sources of liquidity were its successive credit facilities (1) the Amended and Restated Credit Facility, which included a $200 million term loan and a revolving credit facility with a maximum commitment level of $700 million, (2) the Second Amended and Restated Credit Facility, which included a $150 million term loan and a revolving credit facility with a maximum commitment level of $600 million, and
(3) the DIP

Facility, which includes a $100 million term loan and a revolving credit facility with a maximum commitment level of $650 million.

         At April 4, 1999, the Company had total extensions of credit of $380.6 million under the DIP Facility and the Second Amended and Restated Credit Agreement. At March 29, 1998, the Company had total extensions of credit of $224.3 million under the Amended and Restated Credit Facility.

         On January 14, 1999, the Company made a $13.5 million interest payment on its 9% Senior Subordinated Debentures.

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

YEAR 2000 COMPLIANCE

         The Company is currently conducting an organization wide program to ensure that all the systems critical to the operation of the Company are year 2000 compliant. In all categories the awareness and assessment phases are complete. The renovation, validation (including testing) and implementation phases are currently in progress. As of April 4, 1999, information technology supported systems are approximately 93% complete and non-information technology systems (end user systems) are approximately 100% complete. It is expected that information technology supported systems will be completed by the end of the third quarter of 1999. In the course of the Company's preparation for year 2000, the Company has corresponded with all software vendors, financial institutions, and its top 1,000 merchandise vendors and we are monitoring their progress.

         Replacement, conversion and testing of hardware and systems applications are expected to cost between $2.5 million and $3.0 million. To date, approximately $2.3 million of costs have been incurred. These costs are being expensed as incurred.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company's operations are subject to market risks primarily from changes in interest rates. The Company has immaterial exposure to exchange rate risk. As discussed in the Company's Annual Report on Form 10-K filed on April 5, 1999, the Company had interest rate swaps at fiscal year-end with a notional amount of $125 million. As of April 4, 1999, the fair value of the interest rate swap agreements was ($1.6) million.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

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

         At this time, it is not possible to predict the outcome of the Chapter 11 Cases or their effect on the Company's business. Additional information regarding the Chapter 11 Cases is set forth in Item 1. "Business -- Proceedings Under Chapter 11 of the Bankruptcy Code," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Note B of Notes to Consolidated Financial Statements, and the Report of Independent Auditors included in the Company's Annual Report on Form 10-K filed on April 5, 1999, which includes an explanatory paragraph concerning a substantial doubt as to the Company's ability to continue as a going concern. If it is determined that the liabilities subject to compromise in the Chapter 11 Cases exceed the fair value of the assets, unsecured claims may be satisfied at less than 100% of their face value and the equity interests of the Company's shareholders may have no value.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         The Company commenced the Chapter 11 Cases on March 27, 1999. As a result of filing the Chapter 11 Cases, no principal or interest payments will be made on certain indebtedness incurred by the Company prior to March 27, 1999, including the 9% Senior Subordinated Debentures and 8 3/8% Senior Notes, until a plan of reorganization defining the payment terms has been approved by the Bankruptcy Court.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits filed with this Form 10-Q

         27       Financial Data Schedule for the First Quarter ended April 4,
                  1999.

         (b)      Reports on Form 8-K.

         During the first quarter ended April 4, 1999, the Company filed the following five reports on Form 8-K: (i) dated January 12, 1999 announcing that the Company had obtained a $750 million credit facility commitment; (ii) dated January 28, 1999 announcing that the Company had secured a $750 million credit facility; (iii) dated March 30, 1999 announcing that five of the Company's vendors had filed an involuntary Chapter 11 reorganization petition and that the Company had filed a voluntary Chapter 11 reorganization petition; (iv) dated March 31, 1999 announcing that the Company had appointed S. Cusano as Chief Executive Officer, Charles Septer as President and Chief Operating Officer and various other appointments and that the Bankruptcy Court had approved on an interim basis the $750 million DIP Facility; and (v) dated April 29, 1999 announcing that the Company had received final approval by the Bankruptcy Court of the $750 million DIP Facility.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ S. Cusano
-----------------------------------------
S. Cusano
Director and Chief Executive Officer
(Principal Executive Officer)
May 19, 1999



/s/ Thomas L. Garrett
-----------------------------------------
Thomas L. Garrett
Senior Vice President  and Chief Financial Officer
(Principal Financial Officer)
May 19, 1999



/s/ Steven F. McCann
-----------------------------------------
Steven F. McCann
Senior Vice President of Finance and Chief Accounting Officer
(Principal Accounting Officer)
May 19, 1999