Form 10-Q
period 1999-07-04
SERVICE MERCHANDISE CO INC
filed 1999-08-18
CIK 89107

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 4, 1999.

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

         As of August 1, 1999, there were 100,097,293 shares of the Registrant's common stock, $.50 par value, outstanding.

                                TABLE OF CONTENTS

                                                                                                                     Page
                                                                                                                      No.
                                                                                                                      ---

PART I  FINANCIAL INFORMATION

          Consolidated Statements of Operations (Unaudited) - Three and Six Periods
              Ended July 4, 1999 and June 28, 1998.....................................................................3
          Consolidated Balance Sheets - July 4, 1999 (Unaudited), June 28, 1998
              (Unaudited) and January 3, 1999..........................................................................4
          Consolidated Statements of Cash Flows (Unaudited) - Six Periods Ended
              July 4, 1999 and June 28, 1998...........................................................................5
          Notes to Consolidated Financial Statements (Unaudited).......................................................6
          Management's Discussion and Analysis of Financial Condition and Results of Operations.......................13
          Quantitative and Qualitative Disclosure about Market Risk...................................................22

PART II OTHER INFORMATION

          Legal Proceedings...........................................................................................23
          Defaults Upon Senior Securities.............................................................................23
          Submission of Matters to a Vote of Security Holders ........................................................23
          Exhibits and Reports on Form 8-K............................................................................24

SIGNATURES............................................................................................................25

                            PART I - FINANCIAL INFORMATION

                  SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                (Debtor-In-Possession)
                        (in thousands, except per share data)

                                                                              THREE PERIODS ENDED         SIX PERIODS ENDED
                                                                            -----------------------   -------------------------
                                                                             JULY 4,      JUNE 28,      JULY 4,      JUNE 28,
                                                                              1999         1998          1999          1998
                                                                            ---------   -----------   -----------   -----------
NET SALES:
     Operations excluding closed facilities as a result of restructuring
         and remerchandising activities                                     $ 430,090   $   483,844   $   770,825   $   899,796
     Closed facilities as a result of restructuring and remerchandising
         activities                                                            88,174       201,268       257,948       379,498
                                                                            ---------   -----------   -----------   -----------
                                                                              518,264       685,112     1,028,773     1,279,294
                                                                            ---------   -----------   -----------   -----------
COST OF MERCHANDISE SOLD AND BUYING AND OCCUPANCY EXPENSES:
     Operations excluding closed facilities as a result of restructuring
         and remerchandising activities                                       321,932       357,507       590,098       666,417
     Closed facilities as a result of restructuring and remerchandising
         activities                                                           109,113       164,041       254,655       306,212
                                                                            ---------   -----------   -----------   -----------
                                                                              431,045       521,548       844,753       972,629
                                                                            ---------   -----------   -----------   -----------
GROSS MARGIN (LOSS) AFTER COST OF MERCHANDISE SOLD AND BUYING AND OCCUPANCY
     EXPENSES:
     Operations excluding closed facilities as a result of
         restructuring and remerchandising activities                         108,158       126,337       180,727       233,379
     Closed facilities as a result of restructuring and remerchandising
         activities                                                           (20,939)       37,227         3,293        73,286
                                                                            ---------   -----------   -----------   -----------
                                                                               87,219       163,564       184,020       306,665
                                                                            ---------   -----------   -----------   -----------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
     Operations excluding closed facilities as a result of restructuring
         and remerchandising activities                                       110,789       120,063       221,251       236,518
     Closed facilities as a result of restructuring and remerchandising
         activities                                                            24,159        28,382        80,987        61,327
                                                                            ---------   -----------   -----------   -----------
                                                                              134,948       148,445       302,238       297,845
                                                                            ---------   -----------   -----------   -----------
Other income, net                                                                (239)       (8,525)       (3,288)      (10,289)

Restructuring charge                                                           (1,894)           --        97,560            --

Depreciation and amortization:
     Operations excluding closed facilities as a result of restructuring
         and remerchandising activities                                        10,506        10,712        20,709        21,508
     Closed facilities as a result of restructuring and remerchandising
         activities                                                               362         3,546         2,393         7,185
                                                                            ---------   -----------   -----------   -----------
                                                                               10,868        14,258        23,102        28,693
                                                                            ---------   -----------   -----------   -----------
Reorganization items                                                           31,371            --       (12,372)           --
                                                                            ---------   -----------   -----------   -----------
Earnings (loss) before interest, income tax and extraordinary item            (87,835)        9,386      (223,220)       (9,584)
Interest expense - debt (contractual interest $18,262 and $43,573 for the
     three and six periods ended July 4, 1999, respectively)                   11,243        17,817        35,088        35,643
Interest expense - capitalized leases                                           1,516         1,708         2,773         3,473
                                                                            ---------   -----------   -----------   -----------
Loss before income tax and extraordinary item                                (100,594)      (10,139)     (261,081)      (48,700)
Income tax benefit                                                                 --        (3,802)           --       (18,262)
                                                                            ---------   -----------   -----------   -----------
Net loss before extraordinary item                                           (100,594)       (6,337)     (261,081)      (30,438)
Extraordinary loss from early extinguishment of debt                               --            --        (7,851)           --
                                                                            ---------   -----------   -----------   -----------
NET LOSS                                                                    $(100,594)  $    (6,337)  $  (268,932)  $   (30,438)
                                                                            =========   ===========   ===========   ===========
WEIGHTED AVERAGE COMMON SHARES - BASIC AND DILUTED                             99,721        99,701        99,719        99,702
                                                                            =========   ===========   ===========   ===========
PER COMMON SHARE:
     Loss before extraordinary item                                         $   (1.01)  $     (0.06)  $     (2.62)  $     (0.31)
     Extraordinary loss from early extinguishment of debt                   $      --   $        --   $     (0.08)  $        --
                                                                            ---------   -----------   -----------   -----------
     Net loss - basic and diluted                                           $   (1.01)  $     (0.06)  $     (2.70)  $     (0.31)
                                                                            =========   ===========   ===========   ===========

See Notes to Consolidated Financial Statements

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DEBTOR-IN-POSSESSION)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                               (UNAUDITED)
                                                                                       --------------------------
                                                                                         JULY 4,       JUNE 28,      JANUARY 3,
                                                                                          1999           1998           1999
                                                                                       -----------    -----------    -----------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                          $    37,858    $   142,101    $   133,749
    Accounts receivable, net of allowance of $18,755, $2,096 and $2,999 respectively        16,565         44,750         38,098
    Refundable income taxes                                                                     --          3,947         10,769
    Inventories                                                                            553,711        862,997        896,303
    Prepaid expenses and other assets                                                       86,974         17,163         24,379
    Deferred income taxes                                                                       --         22,478             --
                                                                                       -----------    -----------    -----------
       TOTAL CURRENT ASSETS                                                                695,108      1,093,436      1,103,298
                                                                                       -----------    -----------    -----------
PROPERTY AND EQUIPMENT:
    Owned assets, net of accumulated depreciation                                          364,581        472,005        439,710
    Capitalized leases, net of accumulated amortization                                     17,588         29,463         21,297
                                                                                       -----------    -----------    -----------
       TOTAL PROPERTY AND EQUIPMENT                                                        382,169        501,468        461,007
                                                                                       -----------    -----------    -----------
OTHER ASSETS AND DEFERRED CHARGES                                                           49,843         50,493         62,590
                                                                                       -----------    -----------    -----------
TOTAL ASSETS                                                                           $ 1,127,120    $ 1,645,397    $ 1,626,895
                                                                                       ===========    ===========    ===========

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

LIABILITIES NOT SUBJECT TO COMPROMISE

CURRENT LIABILITIES:
    Notes payable to banks                                                             $    33,624    $        --    $   156,000
    Accounts payable                                                                        26,435        281,969        228,373
    Accrued expenses                                                                       134,199        183,820        224,813
    State and local sales taxes                                                             15,233         22,933          1,726
    Accrued restructuring costs -- current                                                      --         18,420          7,864
    Current maturities of long-term debt                                                     1,000         23,193        220,041
    Current maturities of capitalized lease obligations                                         --          8,152          8,501
                                                                                       -----------    -----------    -----------
       TOTAL CURRENT LIABILITIES                                                           210,491        538,487        847,318
                                                                                       -----------    -----------    -----------
LONG-TERM LIABILITIES:
    Accrued restructuring costs                                                                 --         51,317         45,297
    Long-term debt                                                                          98,750        703,338        467,192
    Capitalized lease obligations                                                               --         45,906         41,193
                                                                                       -----------    -----------    -----------
       TOTAL LONG-TERM LIABILITIES                                                          98,750        800,561        553,682
                                                                                       -----------    -----------    -----------
LIABILITIES SUBJECT TO COMPROMISE                                                          861,072             --             --
                                                                                       -----------    -----------    -----------
TOTAL LIABILITIES                                                                        1,170,313      1,339,048      1,401,000
                                                                                       -----------    -----------    -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' (DEFICIT) EQUITY:
    Preferred stock, $1 par value, authorized 4,600 shares, undesignated as to
       rate and other rights, none issued                                                       --             --             --
    Series A Junior Preferred Stock, $1 par value, authorized 1,100 shares,
       none issued                                                                              --             --             --
    Common stock, $.50 par value, authorized 500,000 shares, issued
       and outstanding 100,097, 100,396 and 100,340 shares, respectively                    50,049         50,198         50,170
    Additional paid-in capital                                                               6,756          7,876          7,680
    Deferred compensation                                                                   (1,086)        (2,483)        (1,975)
    Accumulated other comprehensive loss                                                      (869)            --           (869)
    Retained (deficit) earnings                                                            (98,043)       250,758        170,889
                                                                                       -----------    -----------    -----------
       TOTAL SHAREHOLDERS' (DEFICIT) EQUITY                                                (43,193)       306,349        225,895
                                                                                       -----------    -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY                                   $ 1,127,120    $ 1,645,397    $ 1,626,895
                                                                                       ===========    ===========    ===========

See Notes to Consolidated Financial Statements

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DEBTOR-IN-POSSESSION)
                                 (IN THOUSANDS)

                                                                                                     SIX PERIODS ENDED
                                                                                                  ------------------------
                                                                                                   JULY 4,       JUNE 28,
                                                                                                     1999          1998
                                                                                                  ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                                      $(268,932)     $ (30,438)
    Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
       Extraordinary items                                                                            7,851             --
       Depreciation and amortization                                                                 28,087         31,543
       Provision for bad debts                                                                       15,756         (1,360)
       Gain on sale of property and equipment                                                        (3,288)       (10,289)
       Provision for restricted cash                                                                  8,819             --
       Write-down of property and equipment due to restructuring                                     22,558             --
       Reorganization items                                                                         (12,372)            --
       Changes in assets and liabilities, net of special items:
          Accounts receivable - net                                                                   2,977           (260)
          Inventories                                                                               338,392         66,821
          Prepaid expenses and other assets                                                         (32,361)         5,895
          Accounts payable                                                                          (10,532)      (200,266)
          Accrued expenses and state and local sales taxes                                          (20,508)       (56,029)
          Accrued restructuring costs                                                                65,916         (6,505)
          Income taxes                                                                               19,006         (3,946)
                                                                                                  ---------      ---------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                       161,369       (204,834)
                                                                                                  ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment - owned                                                      (9,897)       (10,615)
    Proceeds from sale of property and equipment                                                     10,297         19,362
    Proceeds from sale of property and equipment - reorganization                                       126             --
    Restricted cash and other assets, net                                                            13,465        (12,415)
                                                                                                  ---------      ---------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                        13,991         (3,668)
                                                                                                  ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Short-term borrowings, net                                                                     (122,376)            --
    Repayment of long-term debt                                                                    (122,166)        (8,704)
    Repayment of capitalized lease obligations                                                       (4,014)        (4,295)
    Debt issuance costs                                                                             (18,574)          (525)
    Debt issuance costs - reorganization                                                             (3,750)            --
    Exercise of stock options (forfeiture of restricted stock), net                                    (371)           (42)
                                                                                                  ---------      ---------
          NET CASH USED IN FINANCING ACTIVITIES                                                    (271,251)       (13,566)
                                                                                                  ---------      ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                           (95,891)      (222,068)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                     133,749        364,169
                                                                                                  ---------      ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                         $  37,858      $ 142,101
                                                                                                  =========      =========

SUPPLEMENTAL DATA:
    Cash paid (received) during the period for:
        Interest                                                                                  $  36,423      $  38,900
        Income taxes                                                                              $ (18,932)     $ (17,600)
        Reorganization items - professional fees and administrative items                         $   8,823      $      --


See Notes to Consolidated Financial Statements

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     FOR THE SIX PERIODS ENDED JULY 4, 1999

A.       BASIS OF PRESENTATION

         The consolidated financial statements, except for the consolidated balance sheet as of January 3, 1999, have been prepared by the Company without audit.

         In management's opinion, the information and amounts furnished in this report reflect all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of the consolidated financial position and consolidated results of operations for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999.

         The Company has historically incurred a net loss for the first three quarters of the year due to the seasonality of its business. The results of operations for the three and six periods ended July 4, 1999 and June 28, 1998 are not necessarily indicative of the operating results for an entire fiscal year.

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

         The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and in accordance with AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's recent losses and negative cash flows from operations, and the Chapter 11 Cases raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to submit a plan for reorganization to the Bankruptcy Court. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, (i) the Company's ability to comply with debtor-in-possession financing agreements, (ii) confirmation of a plan of reorganization under the Bankruptcy Code, (iii) the Company's ability to achieve profitable operations after such confirmation, and (iv) the Company's ability to generate sufficient cash from operations to meet its obligations.

         Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and other contractual obligations against the Debtors may not be enforced. In addition, under the Bankruptcy Code the Debtors may assume or reject executory contracts, including lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Bankruptcy Court. Although the Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy in 2000 or 2001, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan(s) will be consummated. As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to submit a plan of reorganization for 120 days. On May 25, 1999, the Company received Court approval to extend the period in which the Company has the exclusive right to file or advance a plan of reorganization in its Chapter 11 case. The order extended the exclusivity period from July 23, 1999 to February 29, 2000, and further extended the Company's exclusive right to solicit acceptances of its plan from September 21, 1999 to May 1, 2000. If the Debtors fail to file a plan of reorganization during such period or if such plan is not accepted by the required number of creditors and equity holders, any party in interest may subsequently file its own plan of reorganization for the Debtors. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. A plan of reorganization could also result in holders of the Common Stock receiving no value for their interests. Because of such possibilities, the value of the Common Stock is highly speculative.

         A plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The consolidated financial statements do not give effect to any adjustment to the carrying value of assets or amounts and classifications of liabilities that might be necessary as a result of the Chapter 11 Cases.

C.       RESTRUCTURING PLANS

         1997 RESTRUCTURING PLAN

         On March 25, 1997, the Company adopted a business restructuring plan to close up to 60 under performing stores and one distribution center (the "1997 Restructuring Plan"). As a result, a pre-tax charge of $129.5 million for restructuring costs was taken in the first quarter of fiscal 1997. The components of the restructuring charge and an analysis of the amounts charged against the accrual through the six periods ended July 4, 1999 are outlined in the following table:

                                                                        ACTIVITY TO DATE
                                          -----------------------------------------------------------------------
                                             ACCRUED
                                          RESTRUCTURING                                                ACCRUED
                                           COSTS AS OF                                              RESTRUCTURING
                                            JANUARY 3,    RESTRUCTURING     ASSET       CHANGE IN    COSTS AS OF
(in thousands)                                 1999        COSTS PAID   WRITE-DOWNS     ESTIMATE     JULY 4, 1999
                                              -------      ----------   -----------     --------     ------------
Lease termination and other real
   estate costs                               $53,161       $(1,526)       $   --       $(45,981)       $5,654
Property and equipment write-downs                 --            --         2,489         (2,489)           --
Employee severance                                 --            --            --             --            --
Other exit costs                                   --            --            --             --            --
                                              -------       -------        ------       --------        ------
Total                                         $53,161       $(1,526)       $2,489       $(48,470)       $5,654
                                              =======       =======        ======       ========        ======


The closing of nine stores during the first half of fiscal 1998 brought the total number of closures, in accordance with the 1997 Restructuring Plan, to 53 stores and one distribution center. Store closures were completed as of

May 1998. The Company closed less than 60 stores primarily due to the inability to negotiate acceptable exit terms from the related lessors.

         Restructuring costs paid during the six periods ending July 4, 1999 relate primarily to lease termination and other real estate costs. The Company incurred $1.1 million in contractual rent payments and lease termination fees and $0.4 million in other real estate costs primarily related to utilities, common area maintenance fees, real estate taxes and brokerage costs.

         In connection with the Chapter 11 Cases, the $46.0 million change in estimate was made to reflect the reduction allowed under Section 502(b)(6) of the Bankruptcy Code. Amounts had been accrued according to the remaining leasehold obligations. Section 502(b)(6) limits a lessor's claim to the rent reserved by such lease, without acceleration, for the greater of one year, or 15 percent, not to exceed three years, of such lease, plus any unpaid rent.

         The leases remaining on closed locations as of July 4, 1999 vary in length with expiration dates ranging from July 1999 to December 2030.

         As of July 4, 1999, property and equipment associated with the 1997 Restructuring Plan have been written-down to reflect their estimated fair value. The Company anticipates selling or abandoning substantially all remaining owned property and equipment associated with the 1997 Restructuring Plan. Approximately 3,000 employees were terminated pursuant to the 1997 Restructuring Plan. All such terminations were completed as of May 1998.

         RATIONALIZATION PLAN

         In February 1999, the Company announced a rationalization plan to close up to 132 stores, up to four distribution centers and to reduce corporate overhead (the "Rationalization Plan"). On March 8, 1999, as part of the Rationalization Plan and prior to the filing of the involuntary bankruptcy petition, the Board of Directors approved the adoption of a business restructuring plan to close 106 stores, the Dallas distribution center and to reduce the Company's workforce at its Nashville corporate offices by 150 employees. As a result, a pre-tax charge of $99.5 million for restructuring costs was recorded in the first quarter of 1999. On March 29, 1999 and in connection with the Chapter 11 Cases, store leases under this plan were approved for rejection by the Bankruptcy Court. The components of the restructuring charge and the amounts charged against the accrual through the six periods ending July 4, 1999 are outlined in the following table.

                                                                          ACTIVITY TO DATE
                                            -------------------------------------------------------------------
                                              INITIAL                                                 ACCRUED
                                              CHARGE                                                COSTS AS OF
                                            RECORDED IN     COSTS          ASSET        CHANGE IN     JULY 4,
(in thousands)                                 MARCH         PAID        WRITE-DOWNS     ESTIMATE      1999
                                              -------       -------      -----------    ---------   -----------
Lease termination and other real
   estate costs                               $62,469       $(1,147)       $     --       $  --       $61,322
Property and equipment write-downs             24,452            --         (25,047)        595            --
Employee severance                             12,533        (6,413)             --          --         6,120
                                              -------       -------        --------        ----       -------
Total                                         $99,454       $(7,560)       $(25,047)       $595       $67,442
                                              =======       =======        ========        ====       =======

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

         After taking into effect the above asset write-downs, the Company's carrying value of the property and equipment associated with the Rationalization Plan closures is $21.6 million as of July 4, 1999. All of this amount is classified as available for sale as all store closures are now complete. Assets available for sale are considered current assets and are included with Prepaid expenses and other assets. The Company anticipates selling substantially all owned property and equipment associated with the closures.

         The employee severance provision was recorded for the planned termination of approximately 4,389 employees associated with the closures, as well as the reduction of corporate overhead.

D.       LIABILITIES SUBJECT TO COMPROMISE

         "Liabilities subject to compromise" refers to liabilities incurred prior to the commencement of the Chapter 11 Cases. These liabilities consist primarily of amounts outstanding under long-term debt and also include accounts payable, accrued interest, accrued restructuring costs, and other accrued expenses. These amounts represent the Company's estimate of known or potential claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments based on negotiations, actions of the Bankruptcy Court, further development with respect to disputed claims, future rejection of additional executory contracts or unexpired leases, and determination as to the value of any collateral securing claims or other events. Payment terms for these amounts, which are considered long-term liabilities at this time, will be established in connection with the Chapter 11 Cases.

         The Company has received approval from the Bankruptcy Court to pay certain pre-petition and post-petition employee wages, salaries, benefits and other employee obligations, to pay vendors and other providers in the ordinary course for goods and services received from March 15, 1999, and to honor customer service programs, including warranties, returns, layaways and gift certificates.

         The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below.

                 (in thousands)                                     JULY 4,
                                                                     1999
                                                                   --------
                  Accounts payable                                 $191,406
                  Accrued expenses                                   87,501
                  Accrued restructuring costs                        73,096
                  Long-term debt                                    465,317
                  Capitalized lease obligations                      43,752
                                                                   --------
                      Total                                        $861,072
                                                                   ========

         Contractual interest expense not recorded on certain pre-petition debt totaled $7.0 million and $8.5 million for the three and six periods ended July 4, 1999, respectively.

E.       REORGANIZATION ITEMS

         Expenses and income directly incurred or realized as a result of the Chapter 11 Cases have been segregated from the normal operations and are disclosed separately. The major components are as follows:

                                                   QUARTER
                                                    ENDED     YEAR-TO-DATE
(in thousands)                                     JULY 4,       JULY 4,
                                                    1999          1999
                                                  --------      --------
Reduction of accrued rent for rejected leases     $     --      $(45,981)
Store closing costs                                 14,009        14,009
Loss on disposal of assets                          10,289        10,289
Professional fees and administrative items           7,073         9,311
                                                  --------      --------
   Total reorganization items expense
     (income)                                     $ 31,371      $(12,372)
                                                  ========      ========

         REDUCTION OF ACCRUED RENT FOR REJECTED LEASES:

         In connection with the Chapter 11 Cases, the 1997 Restructuring Plan was adjusted to reflect the reduction allowed under Section 502(b)(6) of the Bankruptcy Code. An amount had been accrued according to the remaining leasehold obligation. Section 502(b)(6) limits the lessor's claim to the rent reserved by such leases, without acceleration, for the greater of one year, or 15 percent, not to exceed three years, of such leases, plus any unpaid rent.

         STORE CLOSING COSTS:

         Subsequent to the announcement of the Rationalization Plan, the Company identified an additional 16 stores for closure. The costs associated with these closing stores include rent, common area maintenance, utilities, asset write-downs and severance. The rent amount has been adjusted to reflect the reduction allowed under Section 502(b)(6) of the Bankruptcy Code.

         LOSS ON DISPOSAL OF ASSETS:

         "Loss on disposal of assets" consists of accrued losses associated with the sale of four parcels of real property and the sale of certain assets of one of the Company's subsidiaries, B.A. Pargh Co., Inc. See Note K -- Subsequent Events for a detailed description of these transactions.

         PROFESSIONAL FEES AND ADMINISTRATIVE ITEMS:

         "Professional fees and administrative items" relates to legal, accounting and other professional costs directly attributable to the Chapter 11 Cases.

F.       BORROWINGS

         From September 1997 through January 20, 1999, the Company had a five-year, $900 million, fully committed asset-based credit facility (the "Amended and Restated Credit Facility"). The Amended and Restated Credit Facility included $200 million in term loans and up to a maximum of $700 million in revolving loans including a $175 million sub-facility for letters of credit. The Amended and Restated Credit Facility was set to mature on September 10, 2002. Interest rates on the Amended and Restated Credit Facility were subject to change based on a financial performance-based grid and could not exceed a rate of LIBOR + 2.25% on revolving loans and LIBOR + 2.50% on the term loan. There was a commitment fee of 3/8% on the undrawn portion of the revolving loans. There were no outstanding loans under the Amended and Restated Credit Facility as of July 4, 1999.

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

         On March 29, 1999, the Company entered into a 27-month, $750 million, fully committed asset-based debtor-in-possession credit facility (the "DIP Facility") which replaced the Second Amended and Restated Credit Facility. The Bankruptcy Court approved the DIP Facility on an interim basis on March 29, 1999 and granted final approval on April 27, 1999.

         The DIP Facility, which matures on June 30, 2001, includes $100 million in term loans and up to a maximum of $650 million in revolving loans including a $200 million sub-facility for letters of credit. Interest rate spreads on the DIP Facility are LIBOR + 2.25% on Eurodollar loans and Prime Rate + 1.25% on Alternate

Base Rate loans. Short-term borrowings related to the DIP Facility were $33.6 million as of July 4, 1999. There were no short-term borrowings under the Amended and Restated Credit Facility at June 28, 1998. Outstanding borrowings under the term loan of the DIP Facility were $99.8 million as of July 4, 1999. Term loan borrowings under the Amended and Restated Credit Facility were $198.0 million as of June 28, 1998. There is a commitment fee of 0.375% on the undrawn portion of the revolving loans under the DIP Facility.

         The DIP Facility is secured by all material unencumbered assets of the Company and its subsidiaries, including inventory, but excluding previously mortgaged property. Borrowings under the DIP Facility are limited based on a borrowing base formula which considers eligible inventories, eligible accounts receivable, mortgage values on eligible real properties, eligible leasehold interests, available cash equivalents and in-transit cash. The DIP Facility had a borrowing base reserve of $75 million from March 29, 1999 to April 27, 1999, the date of final approval by the DIP Facility lenders. A borrowing base reserve of $50 million will apply until a business plan is accepted by and financial and other covenants are negotiated with the DIP Facility lenders.

G.       EARNINGS PER SHARE

         Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the reported period. Diluted net earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period plus incremental shares that would have been outstanding upon the assumed vesting of dilutive restricted stock and the assumed exercise of dilutive stock options. As of July 4, 1999, all outstanding restricted stock and stock options are not considered dilutive.

H.       PREPAID EXPENSES AND OTHER ASSETS

         Prepaid expenses and other assets for the Company were $87.0 million as of July 4, 1999 compared to $17.2 million as of June 28, 1998. The increase was primarily due to cash in advance payments for inventory of approximately $30.7 million and assets available for sale of approximately $31.0 million.

I.       OTHER COMMITMENTS AND CONTINGENCIES

         On January 28, 1997, the Company and Service Credit Corp. (the "Subsidiary"), a wholly-owned subsidiary, entered into an agreement with World Financial Network National Bank ("WFNNB") for the purpose of providing a private label credit card to the Company's customers. The contract requires the Subsidiary to maintain a 3% credit risk reserve for the outstanding balances, which are owned by WFNNB. The purpose of this reserve is to offset future potential negative spreads and portfolio losses. The negative spreads or losses may result from potential increased reimbursable contractual program costs. The 3% credit risk reserve is held by the Subsidiary, which is not in Chapter 11, in the form of cash and cash-equivalents. On April 28, 1999, WFNNB advised the Company that WFNNB has projected that such portfolio losses and negative spreads will be at least approximately $9 million. The Company does not have in its possession sufficient information to determine the accuracy or validity of WFNNB's projection. Pending confirmation of the accuracy of WFNNB's projection and a resolution (consensual or otherwise) of the Company's rights and remedies, the Company has made provision for such potential liability for the period ending July 4, 1999 by maintaining a 3% credit risk reserve of $9 million. (See also Note K--Subsequent Events).

         The Company was involved in litigation, investigations and various legal matters during the first and second quarters of 1999 which are being defended and handled in the ordinary course of business. While the ultimate results of these matters cannot be determined or predicted, management believes that they will not have a material adverse effect on the Company's results of operations or financial position. Any potential liability may be affected by the Chapter 11 Cases.

J.       SEGMENT REPORTING

         The Company manages its business on the basis of one reportable segment. As of July 4, 1999, all of the Company's operations are located within the United States. The following data is presented in accordance with SFAS No. 131 for all periods presented.

CLASSES OF SIMILAR PRODUCTS:
----------------------------
                             FOR THE QUARTERS ENDED      YEAR-TO-DATE         FOR THE YEAR
                             ----------------------  ----------------------       ENDED
                                7/4/99    6/28/98      7/4/99       6/28/98      1/3/99
                               --------   --------   ----------   ----------   ----------
Net Sales (in thousands):
     Hardlines                 $356,962   $481,036   $  688,384   $  911,105   $2,249,628
     Jewelry                    161,302    204,076      340,389      368,189      919,897
                               --------   --------   ----------   ----------   ----------
          Total Net Sales      $518,264   $685,112   $1,028,773   $1,279,294   $3,169,525
                               ========   ========   ==========   ==========   ==========


K.       SUBSEQUENT EVENTS

         On July 8, 1999, the Company took to auction 101 properties. The auction resulted in 77 property offers being accepted for gross proceeds of approximately $80.2 million. The accepted offers are subject to various conditions, including the Company's ability to cure mortgage obligations on affected properties with each mortgagor. Five of the properties were sold for proceeds less than their carrying value. Losses on the sale of real property totaling $2.4 million on the five properties were accrued in the period ended July 4, 1999. Of the total accrued losses, $0.6 million is included in Restructuring charge and $1.8 million is included in Reorganization items for the periods ended July 4, 1999.

         On July 18, 1999, the Company entered into a transaction to dispose of certain assets of one of its subsidiary companies. The transaction involved the
B. A. Pargh Co., Inc.'s sale of accounts receivable, inventory, property and equipment, certain prepaid expenses and the purchaser's assumption of liabilities for trade payables. Reserves totaling approximately $8.5 million were recorded to reflect the realizable value of the assets being disposed of. The anticipated losses have been included in Reorganization items for the periods ended July 4, 1999.

         On July 16, 1999, the Company filed a complaint against WFNNB in the Bankruptcy Court alleging, among other things, breach of contract and violation of the automatic stay provisions of the Bankruptcy Code by WFNNB with respect to and in connection with the January 1997 private label credit card program agreement between the Company, the Subsidiary and WFNNB (the "World Financial Agreement"). Under the World Financial Agreement, a program was established pursuant to which, among other things, WFNNB agreed to issue credit cards to qualifying Company customers for the purchase of goods and services from the Company. WFNNB has not yet filed an answer or other pleading in response to the complaint. While the ultimate result of this litigation cannot be determined or predicted with any accuracy at this time, the Company intends to pursue available remedies against WFNNB.

         On August 5, 1999, over the objection of WFNNB, the Bankruptcy Court authorized the Company to enter into an agreement with Household Bank (SB), N.A. ("Household") for the purpose of offering new private label credit cards to those customers of the Company who meet Household's credit standards. Absent a timely appeal or motion for reconsideration, the order approving the agreement with Household will become final on August 20, 1999. The Company's prior private label credit card program with WFNNB was suspended in March of 1999, and the rights and liabilities of WFNNB, the Company and the Subsidiary are the subject of the litigation referred to in the preceding paragraph.

         On August 11, 1999, the Company filed a motion with the Bankruptcy Court, scheduled to be heard on August 31, 1999, requesting authorization to: 1) Amend the Restated Retirement Plan to cease the accrual of benefits, limit participants and to vest benefits already accrued under the Plan to be effective September 30, 1999 (payments to retirees would not be affected); and 2) Amend the Executive Security Plan, covering approximately 165 former and current management associates, to cease the accrual of benefits and suspend payments effective September 30, 1999.

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

OVERVIEW

         The Company, with 223 stores in 32 states at July 4, 1999, is one of the nation's largest retailers of jewelry and offers a large selection of brand-name hardlines and other product lines.

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

         Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and other contractual obligations against the Debtors may not be enforced. In addition, under the Bankruptcy Code the Debtors may assume or reject executory contracts, including lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Bankruptcy Court. Although the Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy in 2000 or 2001, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan(s) will be consummated. As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to submit a plan of reorganization for 120 days. On May 25, 1999, the Company received Court approval to extend the period in which the Company has the exclusive right to file or advance a plan of reorganization in its Chapter 11 case. The order extended the exclusivity period from July 23, 1999 to February 29, 2000, and extended the Company's exclusive right to solicit acceptances of its plan from September 21, 1999 to May 1, 2000. If the Debtors fail to file a plan of reorganization during such period or if such plan is not accepted by the required number of creditors and equity holders, any party in interest may subsequently file its own plan of reorganization for the Debtors. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. A plan of reorganization could also result in holders of the Common Stock receiving no value for their interests. Because of such possibilities, the value of the Common Stock is highly speculative.

         At the first day hearing held on March 29, 1999 before Judge George C. Paine, the Bankruptcy Court entered first day orders granting authority to the Debtors, among other things, to pay certain pre-petition and post-petition employee wages, salaries, benefits and other employee obligations, and to pay vendors and other providers in the ordinary course for goods and services received from March 15, 1999, and to honor customer service programs, including warranties, returns, layaways and gift certificates.

         The Company entered into the DIP Facility dated March 29, 1999 with Citicorp USA, Inc., as administrative agent, BankBoston, N.A. as documentation agent and collateral monitoring agent, and Salomon Smith Barney Inc. as sole arranger and book manager, for a debtor-in-possession credit facility under which the Company may borrow up to $750 million, subject to certain limitations, to fund, among other requirements, ongoing working capital needs while it prepares a reorganization plan. The DIP Facility includes $100 million in term loans and a maximum of $650 million in revolving loans. A borrowing base reserve of $50 million will apply until a business plan is accepted by and financial covenants are negotiated with the Company's lenders.

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

RESULTS OF OPERATIONS

SECOND QUARTER ENDED JULY 4, 1999 COMPARED TO SECOND QUARTER ENDED JUNE 28, 1998

         NET SALES

         Net sales for the Company were $518.3 million for the second quarter of 1999 compared to $685.1 million for the second quarter of 1998. The $166.8 million decrease reflects a $53.7 million decline in sales from the operations excluding closing facilities as a result of restructuring and remerchandising activities and a reduction of $113.1 million in sales from liquidating stores. The Company believes that a portion of the comparable store sales decrease is attributable to out of stock levels associated with product procurement difficulties encountered during the second quarter of 1999.

         Net sales from operations excluding results of restructuring and remerchandising activities for the second quarter of 1999 were $430.1 million versus $483.8 million for the same period in 1998. This represents a comparable store sales decrease of $20.6 million or 4.7% as well as a sales decrease of $33.1 million in the remaining stores included in operations excluding closed facilities as a result of restructuring and remerchandising activities. The Company believes that a portion of the comparable store sales decrease is attributable to out of stock levels associated with product procurement difficulties encountered during the second quarter of 1999. Jewelry comparable store sales decreased 0.9%, while hardline comparable store sales decreased 6.3%.

         GROSS MARGIN

         In the second quarter of 1999, gross margin was $87.2 million as compared to $163.6 million in the second quarter of 1998. The decrease was primarily due to a $166.8 million decline in sales, partially offset by a $83.8 million or 18.2% decrease in cost of goods sold during the quarter.

         Gross margin after cost of merchandise sold and buying and occupancy expenses excluding closed facilities as a result of restructuring and remerchandising was $108.2 million or 25.1% of net sales for the second quarter of 1999, compared to $126.3 million or 26.1% of net sales for the second quarter of 1998. The margin decrease was primarily the result of changes in product mix, additional markdowns and lower hardlines sales.

         Gross margin after cost of merchandise sold and buying and occupancy expenses for closed facilities as a result of restructuring and remerchandising activities was $(20.9) million, or (23.7)% of net sales for the second quarter of 1999 compared to $37.2 million, or 18.5% of net sales for the second quarter of 1998. The margin decrease was primarily a result of additional markdowns associated with inventory liquidations at the closing stores.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses decreased $13.5 million in the second quarter of 1999 to $134.9 million from $148.4 million in the second quarter of 1998. The decrease was primarily attributable to a $17.1 million decrease in employment costs and a $8.1 million decrease in other selling, general and administrative expenses due to store closures, partially offset by a $11.7 million increase in expense related to the private label credit card program.

         INTEREST EXPENSE

         Interest expense for the second quarter of 1999 was $12.8 million as compared to $19.5 million for the second quarter of 1998. The decrease in interest expense reflects the contractual interest expense not recorded on unsecured pre-petition debt totaling $7.0 million.

         INCOME TAXES

         The Company did not recognize an income tax benefit due to the recording of a deferred tax asset valuation allowance. Deferred taxes are recognized to reflect the estimated future utilization of temporary book/tax differences. The Company has recorded a full valuation allowance on net deferred tax assets as realization of such assets in future years is uncertain. Management does not believe it is more likely than not that the Company will realize the deferred tax asset.

SIX PERIODS ENDED JULY 4, 1999 COMPARED TO SIX PERIODS ENDED JUNE 28, 1998

         NET SALES

          Net sales for the Company were $1,028.8 million for the first half of 1999 compared to $1,279.3 million for the first half of 1998. The $250.5 million decrease reflects the $129.0 million loss in sales from the operations excluding closed facilities as a result of restructuring and remerchandising activities and a reduction of $121.5 million in sales from liquidating stores. The Company believes that a portion of the comparable store sales decrease in continuing stores is attributable to out of stock levels associated with product procurement difficulties encountered during the first and second quarters of 1999.

         Net sales from operations excluding results of restructuring and remerchandising activities for the first half of 1999 were $770.8 million versus $899.8 million for the same period in 1998. This represents a comparable store sales decrease of $67.8 million or 8.3% as well as a sales decrease of $61.2 million in the remaining stores included in operations excluding closed facilities as a result of restructuring and remerchandising activities. Jewelry comparable store sales increased 4.3%, while hardline comparable store sales decreased 13.5%.

         GROSS MARGIN

         In the first half of 1999, gross margin was $184.0 million as compared to $306.7 million in the first half of 1998. The decrease was primarily due to a $250.5 million decline in sales, partially offset by a $134.0 million or 15.6% decrease in cost of goods sold.

         Gross margin after cost of merchandise sold and buying and occupancy expenses and excluding closed facilities as a result of restructuring and remerchandising was $180.7 million or 23.4% of net sales for the first half of 1999, compared to $233.4 million or 25.9% of net sales for the first half of 1998. The margin decrease was primarily the result of changes in product mix, additional markdowns and lower hardlines sales.

         Gross margin after cost of merchandise sold and buying and occupancy expenses for closed facilities as a result of restructuring and remerchandising activities was $3.3 million, or 1.3% of net sales for the first half of 1999 compared to $73.3 million, or 19.3% of net sales for the first half of 1998. The margin decrease was primarily a result of additional markdowns associated with inventory liquidations at the closing stores.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased $4.4 million in the first half of 1999 to $302.2 million from $297.8 million in the first half of 1998. The increase was primarily attributable to a $9.0 million charge to offset future potential negative spreads or portfolio losses on the private label credit card program, a $20.5 million increase in expense related to the private label credit card program and a $5.4 million increase in advertising expense. The negative spreads or losses on the customers' balances carried under the private label credit card program may result in potential increased reimbursable contractual program costs. These increases were partially offset by a $22.5 million decrease in employment expense and a $4.4 million decrease in other selling, general and administrative expenses due to store closures.

         INTEREST EXPENSE

         Interest expense for the first half of 1999 was $37.9 million as compared to $39.1 million for the first half of 1998. Interest expense increased because of higher average borrowings under the Company's DIP Facility, the Second Amended and Restated Credit Facility and the Amended and Restated Credit Facility in 1999 than 1998. But the increase was more than offset by contractual interest expense not recorded on certain pre-petition debt totaling $8.5 million.

         INCOME TAXES

         The Company did not recognize an income tax benefit due to the recording of a deferred tax asset valuation allowance. Deferred taxes are recognized to reflect the estimated future utilization of temporary book/tax differences. The Company has recorded a full valuation allowance on net deferred tax assets as realization of such assets in future years is uncertain. Management does not believe it is more likely than not that the Company will realize the deferred tax asset.

         1997 RESTRUCTURING PLAN

         On March 25, 1997, the Company adopted a business restructuring plan to close up to 60 under performing stores and one distribution center. As a result, a pre-tax charge of $129.5 million for restructuring costs was taken in the first quarter of fiscal 1997. The components of the restructuring charge and an analysis of the amounts charged against the accrual through the six periods ended July 4, 1999 are outlined in the following table:

                                                                           ACTIVITY TO DATE
                                            --------------------------------------------------------------------------------
                                                ACCRUED                                                           ACCRUED
                                             RESTRUCTURING                                                     RESTRUCTURING
                                              COSTS AS OF                        ASSET                          COSTS AS OF
                                               JANUARY 3,   RESTRUCTURING        WRITE-        CHANGE IN          JULY 4,
(in thousands)                                   1999         COSTS PAID         DOWNS          ESTIMATE           1999
                                                -------     -------------       --------       ---------          ------
Lease termination and other real
   estate costs                                 $53,161         $(1,526)         $   --         $(45,981)         $5,654
Property and equipment write-downs                   --              --           2,489           (2,489)             --
Employee severance                                   --              --              --               --              --
Other exit costs                                     --              --              --               --              --
                                                -------         -------          ------         --------          ------
Total                                           $53,161         $(1,526)         $2,489         $(48,470)         $5,654
                                                =======         =======          ======         ========          ======


         Restructuring costs paid through the six periods ended July 4, 1999 relate primarily to lease termination and other real estate costs. The Company incurred $1.1 million in contractual rent payments and lease termination fees and $0.4 million in other real estate costs primarily related to utilities, common area maintenance fees, real estate taxes and brokerage costs.

         In connection with the Chapter 11 Cases, the $46.0 million change in estimate was made to reflect the reduction allowed under Section 502(b)(6) of the Bankruptcy Code and recorded as a Reorganization item. Amounts had been accrued according to the remaining leasehold obligations. Section 502(b)(6) limits a lessor's claim to the rent reserved by such lease, without acceleration, for the greater of one year, or 15 percent, not to exceed three years, of such lease, plus any unpaid rent.

         The leases remaining on closed locations as of July 4, 1999 vary in length with expiration dates ranging from July 1999 to December 2030.

         As of July 4, 1999, property and equipment associated with the 1997 Restructuring Plan have been written-down to reflect their estimated fair value. The Company anticipates selling or abandoning substantially all remaining owned property and equipment associated with the 1997 Restructuring Plan. Approximately 3,000 employees were terminated pursuant to the 1997 Restructuring Plan. All such terminations were completed as of May 1998 for the 1997 Restructuring Plan.

         RATIONALIZATION PLAN

         In February 1999, the Company announced a rationalization plan to close up to 132 stores, up to four distribution centers and to reduce corporate overhead (the "Rationalization Plan"). On March 8, 1999 as part of the Rationalization Plan and prior to the filing of the involuntary bankruptcy petition, the Board of Directors approved the adoption of a business restructuring plan to close 106 stores, the Dallas distribution center and to reduce the Company's workforce at its Nashville corporate offices by 150 employees. As a result, a pre-tax charge of $99.5 million for restructuring costs was recorded in the first quarter of 1999. On March 29, 1999 and in connection with the Chapter 11 Cases, store leases under this plan were approved for rejection by the Bankruptcy Court. The components of the restructuring charge and the amounts charged against the accrual through the six periods ended July 4, 1999 are outlined in the following table.

                                                                             ACTIVITY TO DATE
                                                  -------------------------------------------------------------------------
                                                   INITIAL
                                                    CHARGE                                                       ACCRUED
                                                  RECORDED IN        COSTS          ASSET         CHANGE IN     COSTS AS OF
(in thousands)                                       MARCH           PAID         WRITE-DOWNS     ESTIMATE     JULY 4, 1999
                                                    --------        -------       -----------     ---------    ------------
Lease termination and other real estate costs       $ 62,469        $(1,147)       $     --        $    --        $61,322
Property and equipment write-downs                    24,452             --         (25,047)           595             --
Employee severance                                    12,533         (6,413)             --             --          6,120
                                                    --------        -------        --------        -------        -------
Total                                               $ 99,454        $(7,560)       $(25,047)       $   595        $67,442
                                                    ========        =======        ========        =======        =======

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

         After taking into effect the above asset write-downs, the Company's carrying value of the property and equipment associated with the closures is $21.6 million as of July 4, 1999. All of this amount is classified as available for sale as all store closures are now complete. Assets available for sale are considered current assets and are included with Prepaid expenses and other assets. The Company anticipates selling substantially all owned property and equipment associated with the closures.

         The employee severance provision was recorded for the planned termination of approximately 4,389 employees associated with the closures, as well as the reduction of corporate overhead.

LIQUIDITY AND CAPITAL RESOURCES

         On March 27, 1999, the Debtors filed the Chapter 11 Cases, which will affect the Company's liquidity and capital resources in fiscal 1999. See Note B of Notes to Consolidated Financial Statements (Unaudited) "Proceedings Under Chapter 11 of the Bankruptcy Code."

         From September 1997 through January 20, 1999, the Company had a five-year, $900 million, fully committed asset-based credit facility (the "Amended and Restated Credit Facility"). The Amended and Restated Credit Facility included $200 million in term loans and up to a maximum of $700 million in revolving loans including a $175 million sub-facility for letters of credit. The Amended and Restated Credit Facility was set to mature on September 10, 2002. Interest rates on the Amended and Restated Credit Facility were subject to change based on a financial performance-based grid and could not exceed a rate of LIBOR + 2.25% on revolving loans and LIBOR + 2.50% on the term loan. There was a commitment fee of 3/8% on the undrawn portion of the revolving loans. There were no outstanding loans under the Amended and Restated Credit Facility as of July 4, 1999.

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

         On March 29, 1999, the Company entered into a 27-month, $750 million, fully committed asset-based debtor-in-possession credit facility (the "DIP Facility") which replaced the Second Amended and Restated Credit Facility. The Bankruptcy Court approved the DIP Facility on an interim basis on March 29, 1999 and granted final approval on April 27, 1999. The DIP Facility includes $100 million in term loans and up to a maximum of $650 million in revolving loans, including a $200 million sub-facility for letters of credit. The DIP Facility matures on June 30, 2001. Interest rates on the DIP Facility are either Prime Rate + 1.25% or LIBOR + 2.25% for the revolving loans and the term loan. There is a commitment fee of 3/8% on the undrawn portion of the revolving loans. The Company had $33.6 million in short-term borrowings outstanding under the DIP Facility. Other extensions of credit under the DIP Facility, as of July 4, 1999, included $99.8 million in term loans and $94.4 million in letters of credit.

         The DIP Facility is secured by all material unencumbered assets of the Company and its subsidiaries, including inventory but excluding previously mortgaged property and leasehold interests.

         Borrowings under the DIP Facility are limited based on a borrowing base formula that takes into account eligible inventories, eligible accounts receivable, mortgage values on eligible real properties, available cash equivalents, eligible leasehold interests and in-transit cash. The Company had $193.0 million of unused borrowing availability under the DIP Facility as of July 4, 1999.

         The DIP Facility had a borrowing base reserve of $75 million from March 29, 1999 to April 27, 1999, the date of final approval by the Bankruptcy Court. A borrowing base reserve of $50 million will apply until a business plan is accepted and financial covenants are negotiated with the Company's lenders. There can be no assurance that the Company's business plan will be deemed acceptable or that the financial covenants can be negotiated with the Company's lenders.

         The following table sets forth the Company's three month borrowing base and borrowing availability projections under the DIP Facility. The forecast projects a borrowing base which ranges from $492 million to $656 million over the period from August 8, 1999 to November 7, 1999, and unused borrowing availability which ranges from $144 million to $223 million. The projected availability is subject to the $50 million borrowing base reserve noted above. These forward-looking statements are subject to assumptions, known and unknown risks and uncertainties. See "Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995."

                                  Actual    Forecast   Forecast   Forecast  Forecast
                                  8/8/99    8/15/99    9/12/99    10/10/99   11/7/99
                                  ------    -------    -------    --------   -------
(in millions)
Ending Total Revolver Balance     $ 72.7     $ 88.6     $142.1     $230.9     $349.9
Term Loan                           99.8       99.8       99.8       99.5       99.5
Standby Letters of Credit           29.1       29.1       29.1       29.1       29.1
Trade Letters of Credit             79.9       70.0       53.0       40.0       33.0
                                  ------     ------     ------     ------     ------
Total Extensions of Credit        $281.5     $287.5     $324.0     $399.5     $511.5
                                  ------     ------     ------     ------     ------
Borrowing Base                    $491.6     $510.3     $527.4     $577.6     $655.9
Availability*                     $210.1     $222.8     $203.4     $178.1     $144.4


* Borrowing Base and Availability calculated before deduction of $50 million borrowing base reserve.

         The anticipated increase in revolver borrowings and decrease in availability in September, October and November reflects, among other things, seasonal inventory increases relating to the Fall selling season.

         The above projections do not include the potential increase in availability related to the collection of net proceeds of the real estate auction and the addition of $25 million to the borrowing base related to under market leases.

         CAPITAL STRUCTURE

         During the six periods ended July 4, 1999, the Company's principal sources of liquidity were its successive credit facilities: (1) the Amended and Restated Credit Facility, which included a $200 million term loan and a revolving credit facility with a maximum commitment level of $700 million, (2) the Second Amended and Restated Credit Facility, which included a $150 million term loan and a revolving credit facility with a maximum commitment level of $600 million, and (3) the DIP Facility, which includes a $100 million term loan and a revolving credit facility with a maximum commitment level of $650 million.

         At July 4, 1999, the Company had total extensions of credit of $227.8 million under the DIP Facility. At June 28, 1998, the Company had total extensions of credit of $224.4 million under the Amended and Restated Credit Facility.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which extended the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is still in the process of analyzing the impact of the adoption of this Statement. The Company anticipates that the adoption of this statement will not have a material impact on its operating results or financial position.

YEAR 2000 COMPLIANCE

         The Company is currently conducting an organization wide program to ensure that all the systems critical to the operation of the Company are year 2000 compliant. In all categories the awareness and assessment phases are complete. The renovation, validation (including testing) and implementation phases are currently in progress. As of July 4, 1999, information technology supported systems are approximately 97% complete and non-information technology systems (end user systems) are approximately 99% complete. It is expected that information technology supported systems will be completed by the end of the third quarter of 1999. In the course of the Company's preparation for the year 2000, the Company has corresponded with all software vendors, financial institutions, and its top 1,000 merchandise vendors and the Company is monitoring their progress.

         Replacement, conversion and testing of hardware and systems applications are expected to cost between $2.5 million and $3.0 million. To date, approximately $2.4 million of costs have been incurred. These costs are being expensed as incurred.

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

         At this time, it is not possible to predict the outcome of the Chapter 11 Cases or their effect on the Company's business. Additional information regarding the Chapter 11 Cases is set forth elsewhere in this Quarterly report on Form 10-Q and in Item 1. "Business -- Proceedings Under Chapter 11 of the Bankruptcy Code," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Note B of Notes to Consolidated Financial Statements, and the Report of Independent Auditors included in the Company's Annual Report on Form 10-K filed on April 5, 1999, which includes an explanatory paragraph concerning a substantial doubt as to the Company's ability to continue as a going concern. If it is determined that the liabilities subject to compromise in the Chapter 11 Cases exceed the fair value of the assets, unsecured claims may be satisfied at less than 100% of their face value and the equity interests of the Company's shareholders may have no value.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Company's Annual Meeting of Shareholders which was held on July 1, 1999, the following proposals were approved:

         1) The election of two Class I directors to serve for a term of three years and until their successors are duly elected and qualified; the election of one Class II director to serve for a term of one year and until his successor is duly elected and qualified; and the election of one Class III director to serve for a term of two years and until his successor is duly elected and qualified.

         The persons nominated for election to the Board of Directors received the number of votes shown opposite their respective names:

                                                         For                Withheld
                                                     ------------         ------------
                  CLASS I NOMINEES
                  Richard P. Crane, Jr.               84,552,359            3,698,295
                  Charles V. Moore                    86,227,236            2,023,418

                  CLASS II NOMINEE
                  Charles Septer                      86,352,759            1,897,895

                  CLASS III NOMINEE
                  S. Cusano                           86,267,437            1,983,217

         2) The selection of Deloitte and Touche LLP as the Company's Independent Public Accountants for fiscal year 1999. The proposal received the following votes:

                         For                    Against                 Withheld
                     ----------                 -------                 --------
                     86,881,087                 527,299                 842,268


 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits filed with this Form 10-Q.

         27       Financial Data Schedule for the Six Periods ended July 4,
                  1999.

         (b)      Reports on Form 8-K.

         During the second quarter ended July 4, 1999, the Company filed the following three reports on Form 8-K: (i) dated April 29, 1999 announcing that the Company had received final approval from the Bankruptcy Court of the $750 million DIP facility and providing the three-month borrowing base and borrowing availability projections; (ii) dated June 8, 1999 attaching the Operating Report filed with the Bankruptcy Court for the period ending May 2, 1999; and (iii) dated July 1, 1999 attaching the Operating Report filed with the Bankruptcy Court for the period ending May 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/   S. Cusano
----------------------------------------
S. Cusano
Director and Chief Executive Officer
(Principal Executive Officer)
August 18, 1999



 /s/ Thomas L. Garrett, Jr.
----------------------------------------
Thomas L. Garrett, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
August 18, 1999