Form 10-Q
period 1999-10-03
SERVICE MERCHANDISE CO INC
filed 1999-11-17
CIK 89107

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 1999.

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

         As of October 31, 1999, there were 100,022,105 shares of the Registrant's common stock, $.50 par value, outstanding.

                                TABLE OF CONTENTS

                                                                                                                                Page
                                                                                                                                No.

PART I    FINANCIAL INFORMATION

                  Consolidated Statements of Operations (Unaudited) - Three and Nine
                    Periods Ended October 3, 1999 and September 27, 1998.........................................................3
                  Consolidated Balance Sheets - October 3, 1999 (Unaudited), September 27,
                    1998 (Unaudited) and January 3, 1999.........................................................................4
                  Consolidated Statements of Cash Flows (Unaudited) - Nine Periods Ended
                    October 3, 1999 and September 27, 1998.......................................................................5
                  Notes to Consolidated Financial Statements (Unaudited).........................................................6
                  Management's Discussion and Analysis of Financial Condition and Results of Operations.........................14
                  Quantitative and Qualitative Disclosure about Market Risk.....................................................23

PART II   OTHER INFORMATION

                  Legal Proceedings.............................................................................................24
                  Defaults Upon Senior Securities...............................................................................24
                  Exhibits and Reports on Form 8-K..............................................................................24

SIGNATURES        ..............................................................................................................25

                         PART I - FINANCIAL INFORMATION

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES

Item 1. Financial Statements

               Consolidated Statements of Operations (Unaudited)
                             (Debtor-In-Possession)
                     (in thousands, except per share data)

                                                                  Three Periods Ended            Nine Periods Ended
                                                              ---------------------------   ---------------------------
                                                               October 3,   September 27,   October 3,    September 27,
                                                                 1999           1998          1999            1998
                                                              -----------   -------------   -----------   -------------

Net sales:
  Operations excluding closed facilities as a result
    of restructuring and remerchandising activities           $   364,547    $   425,256    $ 1,135,372    $ 1,325,052
  Closed facilities as a result of restructuring and
    remerchandising activities                                      1,938        179,731        259,886        559,229
                                                              -----------    -----------    -----------    -----------
                                                                  366,485        604,987      1,395,258      1,884,281
                                                              -----------    -----------    -----------    -----------
Costs and Expenses:

Cost of merchandise sold and buying and occupancy expenses:
  Operations excluding closed facilities as a result
    of restructuring and remerchandising activities               282,477        321,512        872,575        987,929
  Closed facilities as a result of restructuring and
    remerchandising activities                                      3,609        145,221        258,264        451,433
                                                              -----------    -----------    -----------    -----------
                                                                  286,086        466,733      1,130,839      1,439,362
                                                              -----------    -----------    -----------    -----------
Gross margin (loss) after cost of merchandise sold and
  buying and occupancy expenses:
  Operations excluding closed facilities as a result of
    restructuring and remerchandising activities                   82,070        103,744        262,797        337,123
  Closed facilities as a result of restructuring and
    remerchandising activities                                     (1,671)        34,510          1,622        107,796
                                                              -----------    -----------    -----------    -----------
                                                                   80,399        138,254        264,419        444,919
                                                              -----------    -----------    -----------    -----------
Selling, general and administrative expenses:
  Operations excluding closed facilities as a result of
    restructuring and remerchandising activities                   97,694        127,144        318,945        363,662
  Closed facilities as a result of restructuring and
    remerchandising activities                                      5,880         39,640         91,045        100,967
                                                              -----------    -----------    -----------    -----------
                                                                  103,574        166,784        409,990        464,629
                                                              -----------    -----------    -----------    -----------

Other income, net                                                 (39,726)          (831)       (47,192)       (11,120)

Restructuring (credit) charge                                     (14,153)            --         83,407             --

Depreciation and amortization:
  Operations excluding closed facilities as a result of
    restructuring and remerchandising activities                    9,720         10,518         30,429         32,026
  Closed facilities as a result of restructuring and
    remerchandising activities                                         89          3,390          2,482         10,575
                                                              -----------    -----------    -----------    -----------
                                                                    9,809         13,908         32,911         42,601
                                                              -----------    -----------    -----------    -----------
Reorganization items (See Footnote E)                               4,370             --         (8,002)            --
                                                              -----------    -----------    -----------    -----------

Earnings (loss) before interest, income tax and
  extraordinary item                                               16,525        (41,607)      (206,695)       (51,191)
Interest expense - debt (contractual interest $18,308
  and $61,882 for the three and nine periods ended
  October 3, 1999, respectively)                                   11,290         17,709         46,378         53,352
Interest expense - capitalized leases                               1,268          1,642          4,041          5,115
                                                              -----------    -----------    -----------    -----------
Earnings (loss) before income tax and extraordinary item            3,967        (60,958)      (257,114)      (109,658)
Income tax benefit                                                     --        (22,860)            --        (41,122)
                                                              -----------    -----------    -----------    -----------
Net earnings (loss) before extraordinary item                       3,967        (38,098)      (257,114)       (68,536)
Extraordinary loss from early extinguishment of debt                   --             --         (7,851)            --
                                                              -----------    -----------    -----------    -----------
Net earnings (loss)                                           $     3,967    $   (38,098)   $  (264,965)   $   (68,536)
                                                              ===========    ===========    ===========    ===========
Weighted average common shares - basic and diluted                 99,724         99,701         99,720         99,702
                                                              ===========    ===========    ===========    ===========

Per common share:
  Net earnings (loss) before extraordinary item               $      0.04    $     (0.38)   $     (2.58)   $     (0.69)
  Extraordinary loss from early extinguishment of debt        $        --    $        --    $     (0.08)   $        --
                                                              -----------    -----------    -----------    -----------
  Net earnings (loss) - basic and diluted                     $      0.04    $     (0.38)   $     (2.66)   $     (0.69)
                                                              ===========    ===========    ===========    ===========



See Notes to Consolidated Financial Statements

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                             (Debtor-In-Possession)
                     (in thousands, except per share data)

                                                                               (Unaudited)
                                                                        --------------------------
                                                                        October 3,    September 27,    January 3,
                                                                           1999           1998            1999
                                                                        -----------   -------------   -----------
ASSETS
Current Assets:
  Cash and cash equivalents                                             $    36,923    $    54,452    $   133,749
  Accounts receivable, net of allowance of $19,090
    (See Footnote I), $2,144 and $2,999 respectively                         18,742         48,767         38,098
  Refundable income taxes                                                        --         27,311         10,769
  Inventories                                                               772,299      1,044,170        896,303
  Prepaid expenses and other assets (See Footnote H)                         78,666         18,282         24,379
  Deferred income taxes                                                          --         22,478             --
                                                                        -----------    -----------    -----------
    TOTAL CURRENT ASSETS                                                    906,630      1,215,460      1,103,298
                                                                        ===========    ===========    ===========

Property and Equipment:
  Owned assets, net of accumulated depreciation                             359,057        476,964        439,710
  Capitalized leases, net of accumulated amortization                        14,012         27,819         21,297
                                                                        -----------    -----------    -----------
    TOTAL PROPERTY AND EQUIPMENT                                            373,069        504,783        461,007
                                                                        -----------    -----------    -----------
Other Assets and Deferred Charges                                            62,281         59,205         62,590
                                                                        -----------    -----------    -----------
TOTAL ASSETS                                                            $ 1,341,980    $ 1,779,448    $ 1,626,895
                                                                        ===========    ===========    ===========

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Liabilities Not Subject to Compromise

Current Liabilities:
  Notes payable to banks                                                $   203,633    $    65,000    $   156,000
  Accounts payable                                                          112,833        398,454        228,373
  Accrued expenses                                                          166,404        202,099        224,813
  State and local sales taxes                                                16,008         21,362          1,726
  Accrued restructuring costs - current                                          --         12,581          7,864
  Current maturities of long-term debt                                        1,000         21,281        220,041
  Current maturities of capitalized lease obligations                            --          8,545          8,501
                                                                        -----------    -----------    -----------
    TOTAL CURRENT LIABILITIES                                               499,878        729,322        847,318
                                                                        -----------    -----------    -----------
Long-term Liabilities:
  Accrued restructuring costs                                                    --         52,834         45,297
  Long-term debt                                                             98,500        685,486        467,192
  Capitalized lease obligations                                                  --         43,417         41,193
                                                                        -----------    -----------    -----------
    TOTAL LONG-TERM LIABILITIES                                              98,500        781,737        553,682
                                                                        -----------    -----------    -----------
Liabilities Subject to Compromise (See Footnote D)                          784,371             --             --
                                                                        -----------    -----------    -----------
TOTAL LIABILITIES                                                         1,382,749      1,511,059      1,401,000
                                                                        -----------    -----------    -----------

COMMITMENTS AND CONTINGENCIES (See Footnote I)

SHAREHOLDERS' (DEFICIT) EQUITY:
  Preferred stock, $1 par value, authorized 4,600 shares,
    undesignated as to rate and other rights, none issued                        --             --             --
  Series A Junior Preferred Stock, $1 par value,
    authorized 1,100 shares, none issued                                         --             --             --
  Common stock, $.50 par value, authorized 500,000 shares, issued and
    outstanding 100,022, 100,356 and 100,340 shares, respectively            50,011         50,178         50,170
  Additional paid-in capital                                                  4,965          7,721          7,680
  Deferred compensation                                                        (800)        (2,170)        (1,975)
  Accumulated other comprehensive loss                                         (869)            --           (869)
  Retained (deficit) earnings                                               (94,076)       212,660        170,889
                                                                        -----------    -----------    -----------
    TOTAL SHAREHOLDERS' (DEFICIT) EQUITY                                    (40,769)       268,389        225,895
                                                                        -----------    -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY                    $ 1,341,980    $ 1,779,448    $ 1,626,895
                                                                        ===========    ===========    ===========

See Notes to Consolidated Financial Statements

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)
                             (Debtor-In-Possession)
                                 (in thousands)

                                                                                  Nine Periods Ended
                                                                               -------------------------
                                                                               October 3,   September 27,
                                                                                  1999          1998
                                                                               ----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $(264,965)   $ (68,536)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Extraordinary loss from early extinguishment of debt                            7,851           --
    Depreciation and amortization                                                  41,777       46,931
    Provision for bad debts                                                        16,091       (1,312)
    Gain on sale of property and equipment                                        (28,357)     (11,120)
    Provision for restricted cash                                                   8,819           --
    Write-down of property and equipment due to restructuring                      16,809           --
    Reorganization items                                                           (8,002)          --
    Changes in assets and liabilities, net of special items:
      Accounts receivable - net                                                       465       (4,325)
      Inventories                                                                 119,804     (114,352)
      Prepaid expenses and other assets                                           (46,349)      (1,453)
      Accounts payable                                                             75,209      (83,781)
      Accrued expenses and state and local sales taxes                             (4,146)     (39,322)
      Accrued restructuring costs                                                  48,175      (10,827)
      Income taxes                                                                 10,769      (27,311)
                                                                                ---------    ---------

      NET CASH USED IN OPERATING ACTIVITIES                                        (6,050)    (315,408)
                                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment - owned                                     (10,540)     (30,653)
  Proceeds from sale of property and equipment                                     47,978       31,045
  Proceeds from sale of property and equipment - reorganization                     4,592           --
  Restricted cash and other assets, net                                            (2,709)     (23,955)
                                                                                ---------    ---------

      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                          39,321      (23,563)
                                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net                                                       47,633       65,000
  Repayment of long-term debt                                                    (148,175)     (28,468)
  Repayment of capitalized lease obligations                                       (5,244)      (6,390)
  Debt issuance costs                                                             (18,574)        (846)
  Debt issuance costs - reorganization                                             (3,750)          --
  Exercise of stock options (forfeiture of restricted stock), net                  (1,987)         (42)
                                                                                ---------    ---------

      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        (130,097)      29,254
                                                                                ---------    ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (96,826)    (309,717)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                   133,749      364,169
                                                                                ---------    ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                       $  36,923    $  54,452
                                                                                =========    =========
SUPPLEMENTAL DATA:
  Cash paid (received) during the period for:
    Interest                                                                    $  38,687    $  52,600
    Income taxes                                                                $ (18,903)   $ (17,300)
    Reorganization items - professional fees and administrative items           $  14,970    $      --

See Notes to Consolidated Financial Statements

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   FOR THE NINE PERIODS ENDED OCTOBER 3, 1999


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

         The Company has historically incurred a net loss for the first three quarters of the year due to the seasonality of its business. The results of operations for the three and nine periods ended October 3, 1999 and September 27, 1998 are not necessarily indicative of the operating results for an entire fiscal year.

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

         The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and in accordance with AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's recent losses and the Chapter 11 Cases raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to submit a plan for reorganization to the Bankruptcy Court. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, (i) the Company's ability to comply with debtor-in-possession financing agreements, (ii) confirmation of a plan of reorganization under the Bankruptcy Code, (iii) the Company's ability to achieve profitable operations after such confirmation, and
(iv) the Company's ability to generate sufficient cash from operations to meet its obligations.

         Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and other contractual obligations against the Debtors may not be enforced. In addition, under the Bankruptcy Code the Debtors may assume or reject executory contracts, including lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Bankruptcy Court. Although the Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy in 2000 or 2001, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan(s) will be consummated. As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to submit a plan of reorganization for 120 days. On May 25, 1999, the Company received Court approval to extend the period in which the Company has the exclusive right to file or advance a plan of reorganization in its Chapter 11 case. The order extended the Company's exclusive right to file a plan from July 23, 1999 to February 29, 2000, and extended the Company's exclusive right to solicit acceptances of its plan from September 21, 1999 to May 1, 2000. The Company has advised the Bankruptcy Court that it anticipates filing a plan of reorganization during 2000 or 2001. Accordingly, the Company expects to seek an extension of the exclusivity period prior to its expiration. If the Debtors fail to file a plan of reorganization during such period or extension thereof or if such plan is not accepted by the required number of creditors and equity holders, any party in interest may subsequently file its own plan of reorganization for the Debtors. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. A plan of reorganization could also result in holders of the Common Stock receiving no value for their interests. Because of such possibilities, the value of the Common Stock is highly speculative.

         A plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The consolidated financial statements do not give effect to any adjustment to the carrying value of assets or amounts and classifications of liabilities that might be necessary as a result of the Chapter 11 Cases.

C.       RESTRUCTURING PLANS

         1997 RESTRUCTURING PLAN

         On March 25, 1997, the Company adopted a business restructuring plan to close up to 60 under performing stores and one distribution center (the "1997 Restructuring Plan"). As a result, a pre-tax charge of $129.5 million for restructuring costs was recorded in the first quarter of fiscal 1997. The components of the restructuring charge and an analysis of the amounts charged against the accrual through the nine periods ended October 3, 1999 are outlined in the following table:

                                                                        ACTIVITY TO DATE
                                                             ----------------------------------------
                                                ACCRUED
                                             RESTRUCTURING                                                    ACCRUED
                                              COSTS AS OF                                                  RESTRUCTURING
                                              JANUARY 3,     RESTRUCTURING      ASSET       CHANGE IN      COSTS AS OF
(in thousands)                                   1999         COSTS PAID     WRITE-DOWNS     ESTIMATE     OCTOBER 3, 1999
                                             -------------   -------------   -----------    ---------     ---------------
Lease termination and other real estate
  costs                                       $   53,161      $   (1,718)     $      --     $ (43,334)      $     8,109
Property and equipment write-downs                    --              --          2,489        (2,489)               --
                                              ----------      ----------      ---------     ---------        ----------
Total                                         $   53,161      $   (1,718)     $   2,489     $ (45,823)      $     8,109
                                              ==========      ==========      =========     =========       ===========

Note: The Accrued Restructuring Costs as of October 3, 1999 are included in liabilities subject to compromise.

         The closing of nine stores during the first half of fiscal 1998 brought the total number of closures, in accordance with the 1997 Restructuring Plan, to 53 stores and one distribution center. Store closures were completed as of May 1998. The Company closed less than 60 stores primarily due to the inability to negotiate acceptable exit terms from the related lessors.

         Restructuring costs paid during the nine periods ended October 3, 1999, relate primarily to lease termination and other real estate costs. The Company incurred $1.1 million in contractual rent payments and lease termination fees and $0.6 million in other real estate costs primarily related to utilities, common area maintenance fees, real estate taxes and brokerage costs.

         In connection with the Chapter 11 Cases, an initial change in estimate of $46.0 million was made to reflect the reduction allowed under Section 502(b)(6) of the Bankruptcy Code and recorded as a reorganization item. Amounts had been accrued according to the remaining leasehold obligations. Section 502(b)(6) limits a lessor's claim to the rent reserved by such lease, without acceleration, for the greater of one year, or 15 percent, not to exceed three years, of such lease, plus any unpaid rent. Partially offsetting this reduction is a $2.7 million increase in estimate, resulting in a net change in estimate at October 3, 1999, of $43.3 million related to lease termination and other real estate costs.

         The leases remaining on closed locations as of October 3, 1999 vary in length with expiration dates ranging from December 1999 to October 2018.

         As of October 3, 1999, property and equipment associated with the 1997 Restructuring Plan have been written-down to reflect their estimated fair value. The Company anticipates selling or abandoning substantially all remaining owned property and equipment associated with the 1997 Restructuring Plan. Approximately 3,000 employees were terminated pursuant to the 1997 Restructuring Plan. All such terminations were completed as of May 1998.

         RATIONALIZATION PLAN

         In February 1999, the Company announced a rationalization plan to close up to 132 stores, up to four distribution centers and to reduce corporate overhead (the "Rationalization Plan"). On March 8, 1999, as part of the Rationalization Plan and prior to the filing of the involuntary bankruptcy petition, the Board of Directors approved the adoption of a business restructuring plan to close 106 stores, to close the Dallas distribution center and to reduce the Company's workforce at its Nashville corporate offices by 150 employees. As a result, a pre-tax charge of $99.5 million for restructuring costs was recorded in the first quarter of 1999. On March 29, 1999 and in connection with the Chapter 11 Cases, store leases under this plan were approved for rejection by the Bankruptcy Court. The components of the restructuring charge and the amounts charged against the accrual through the nine periods ended October 3, 1999 are outlined in the following table.

                                                                       ACTIVITY TO DATE
                                                            ----------------------------------------
                                               INITIAL
                                               CHARGE                                                        ACCRUED
                                             RECORDED IN      COSTS          ASSET         CHANGE IN       COSTS AS OF
(in thousands)                               MARCH 1999        PAID        WRITE-DOWNS      ESTIMATE     OCTOBER 3, 1999
                                             -----------    ----------     -----------     ---------     ---------------
Lease termination and other real estate
  costs                                      $    62,469    $   (8,031)    $        --     $  (9,690)       $   44,748
Property and equipment write-downs                24,452            --         (19,298)       (5,154)               --
Employee severance                                12,533        (8,675)                       (1,360)            2,498
                                             -----------    ----------     -----------     ---------        ----------
Total                                        $    99,454    $  (16,706)    $   (19,298)    $ (16,204)       $   47,246
                                             ===========    ==========     ===========     =========        ==========

Note: The Accrued Costs as of October 3, 1999 are included in liabilities subject to compromise.

         The stores planned for closure include both owned and leased properties. Lease termination and other real estate costs consist principally of the remaining rental payments required under the closing stores' and distribution center lease agreements under Section 502(b)(6) of the Bankruptcy Code, net of any actual or reasonably probable sublease income. Section 502(b)(6) limits the lessor's claim to the rent reserved by such lease, without acceleration, for the greater of one year, or 15 percent, not to exceed three years, of such lease, plus any unpaid rent. The Company experienced lower than expected expenses in lease terminations, dispositions of closed stores and severance payments during the three periods ended October 3, 1999. As a result, in September the Company reduced its estimate for these costs by $16.2 million.

         Restructuring costs paid during the nine periods ended October 3, 1999, relate primarily to lease termination and other real estate costs. The Company incurred $2.3 million in contractual rent payments and lease termination fees, $5.7 million in other real estate costs primarily related to utilities, common area maintenance fees, real estate taxes and brokerage costs, and $8.7 million in severance costs.

         After taking into effect the above asset write-downs, the Company's carrying value of the property and equipment associated with the Rationalization Plan closures is $1.8 million as of October 3, 1999. All of this amount is classified as available for sale as all store closures are now complete. Assets available for sale are considered current assets and are included with "Prepaid expenses and other assets". The Company anticipates selling substantially all owned property and equipment associated with the closures.

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

         The Company has received approval from the Bankruptcy Court to pay certain pre-petition and post-petition employee wages, salaries, benefits and other employee obligations, to pay vendors and other providers in the ordinary course for goods and services received after March 15, 1999, and to honor customer service programs, including warranties, returns, layaways and gift certificates.

         The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below.

                 (in thousands)                             OCTOBER 3, 1999
                                                            ---------------
                 Accounts payable                                  $190,749
                 Accrued expenses                                    67,376
                 Accrued restructuring costs:
                      1997 Restructuring Plan                         8,109
                      1999 Rationalization Plan                      47,246
                 Long-term debt                                     439,558
                 Capitalized lease obligations                       31,333
                                                            ---------------
                     Total                                         $784,371
                                                            ===============

         Contractual interest expense not recorded on certain pre-petition debt totaled $7.0 million and $15.5 million for the three and nine periods ended October 3, 1999, respectively.

E.       REORGANIZATION ITEMS

         Expenses and income directly incurred or realized as a result of the Chapter 11 Cases have been segregated from the normal operations and are disclosed separately. The major components are as follows:

                                                 THREE             NINE
                                              PERIODS ENDED    PERIODS ENDED
(in thousands)                               OCTOBER 3, 1999  OCTOBER 3, 1999
                                             ---------------  ---------------
Reduction of accrued rent for rejected leases   $     --        $(45,981)
Store closing costs                               (2,536)         11,487
(Gain) loss on disposal of assets                   (270)         10,019
Professional fees and administrative items         7,176          16,473
                                                ========        ========
Total reorganization items expense (income)     $  4,370        $ (8,002)
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

         STORE CLOSING COSTS:

         Subsequent to the announcement of the Rationalization Plan and commencement of the Chapter 11 Cases, the Company identified an additional 16 stores for closure. The costs associated with these closing stores include rent, common area maintenance, utilities, asset write-downs and severance. The rent amount has been adjusted to reflect the reduction allowed under Section 502(b)(6) of the Bankruptcy Code. Income was recorded for a change in the estimated closing costs as a result of the Company's favorable experience disposing of selected stores in the three periods ended October 3, 1999.

         (GAIN) LOSS ON DISPOSAL OF ASSETS:

         "(Gain) loss on disposal of assets" consists of losses associated with the sale of real property and the sale of certain assets of one of the Company's subsidiaries, B.A. Pargh Co., Inc.

         PROFESSIONAL FEES AND ADMINISTRATIVE ITEMS:

         "Professional fees and administrative items" relates to legal, accounting and other professional costs, as well as administrative items, directly attributable to the Chapter 11 Cases.

F.       BORROWINGS

         From September 1997 through January 20, 1999, the Company had a five-year, $900.0 million, fully committed asset-based credit facility (the "Amended and Restated Credit Facility"). The Amended and Restated Credit Facility included $200.0 million in term loans and up to a maximum of $700.0 million in revolving loans including a $175.0 million sub-facility for letters of credit. The Amended and Restated Credit Facility was set to mature on September 10, 2002. Interest rates on the Amended and Restated Credit Facility were subject to change based on a financial performance-based grid and could not exceed a rate of LIBOR + 2.25% on revolving loans and LIBOR + 2.50% on the term loan. There was a commitment fee of 0.375% on the undrawn portion of the revolving loans. There were no outstanding loans under the Amended and Restated Credit Facility as of October 3, 1999.

         On January 20, 1999, the Company completed a $750.0 million, 30-month asset-based credit facility (the "Second Amended and Restated Credit Facility") which replaced the Amended and Restated Credit Facility. The Second Amended and Restated Credit Facility included $150.0 million in term loans and a maximum of $600.0 million in revolving loans. The Second Amended and Restated Credit Facility included a $200.0 million sub-facility for standby and trade letters of credit. Interest rates on the Second Amended and Restated Facility were based on either Prime Rate + 1.5% or LIBOR + 2.75%.

         On March 29, 1999, the Company entered into a 27-month, $750.0 million, fully committed asset-based debtor-in-possession credit facility (the "DIP Facility") which replaced the Second Amended and Restated Credit Facility. The Bankruptcy Court approved the DIP Facility on an interim basis on March 29, 1999 and granted final approval on April 27, 1999. The DIP Facility, which matures on June 30, 2001, includes $100.0 million in term loans and up to a maximum of $650.0 million in revolving loans including a $200.0 million sub-facility for letters of credit. Interest rate spreads on the DIP Facility are LIBOR + 2.25% on Eurodollar loans and Prime Rate + 1.25% on Alternate Base Rate loans. Short-term borrowings related to the DIP Facility were $203.6 million as of October 3, 1999. Short-term borrowings were $65.0 million under the Amended and Restated Credit Facility at September 27, 1998. Outstanding borrowings under the term loan of the DIP Facility were $99.5 million as of October 3, 1999. Term loan borrowings under the Amended and Restated Credit Facility were $197.0 million as of September 27, 1998. There is a commitment fee of 0.375% on the undrawn portion of the revolving loans under the DIP Facility.

         The DIP Facility is secured by all material unencumbered assets of the Company and its subsidiaries, including inventory, but excluding previously mortgaged property. Borrowings under the DIP Facility are limited based on a borrowing base formula which considers eligible inventories, eligible accounts receivable, mortgage values on eligible real properties, eligible leasehold interests, available cash equivalents and in-transit cash. The DIP Facility had an initial borrowing base reserve of $125.0 million which was reduced by $75.0 million on April 27, 1999, the date of final approval by the DIP Facility lenders. The remaining borrowing base reserve of $50.0 million was eliminated during the third quarter upon adoption of financial covenants for the DIP Facility. Availability under the facility continues unless the Company breaches both the minimum EBITDA and the minimum availability thresholds.

         As of October 3, 1999, the Company was in compliance with its financial covenants, as set forth in the table below:

                               COVENANT                                       THRESHOLD                ACTUAL
     ---------------------------------------------------------------     ---------------------    ------------------
     A.  1999 Capital Expenditures                                          $ 50.0  million          $ 10.5 million

     B.  Minimum Availability (October 28, 1999)                            $ 50.0  million          $180.7 million

                               OR

         Minimum EBITDA (Period ended October 3, 1999)                      $(16.0) million          $  3.2 million

Note: EBITDA is calculated as defined in the Second Amendment to the DIP
Facility.

         An extraordinary loss on the early extinguishment of debt was recorded in the amount of $7.9 million during the three periods ended April 4, 1999. This charge related to the write-off of deferred financing charges paid in conjunction with the Company's Credit Facilities.

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

         The components of basic and diluted earnings per share were as follows:

                                                             THREE PERIODS ENDED        NINE PERIODS ENDED
                                                        --------------------------   --------------------------
                                                        OCTOBER 3,   SEPTEMBER 27,   OCTOBER 3,   SEPTEMBER 27,
                                                          1999          1998           1999           1998
                                                        ----------   -------------   ----------   -------------
Shares:
   Basic                                                   99,724        99,701         99,720         99,702
   Effect of dilutive securities:
        Restricted stock                                      323            --             --             --
        Options outstanding                                    17            --             --             --
                                                        ---------     ---------      ---------      ---------
   Diluted                                                100,064        99,701         99,720         99,702

Net Earnings (loss) before extraordinary item:          $   3,967     $ (38,098)     $(257,114)     $ (68,536)
Extraordinary item:                                            --            --      $  (7,851)            --
Net Earnings (loss):                                    $   3,967     $ (38,098)     $(264,965)     $ (68,536)

Earnings Per Share (basic and diluted):
   Earnings (loss) before extraordinary item            $    0.04     $   (0.38)     $   (2.58)     $   (0.69)
   Extraordinary loss from early extinguishment of debt        --            --      $   (0.08)            --
                                                        ---------     ---------      ---------      ---------
   Net earnings (loss)                                  $    0.04     $   (0.38)     $   (2.66)     $   (0.69)
                                                        =========     =========      =========      =========


H.       PREPAID EXPENSES AND OTHER ASSETS

         Prepaid expenses and other assets for the Company were $78.7 million as of October 3, 1999 compared to $18.3 million as of September 27, 1998. The increase was primarily due to cash in advance payments for inventory of approximately $40.0 million, advance payments for advertising of approximately $13.7 million, and assets available for sale of approximately $5.2 million.

I.       OTHER COMMITMENTS AND CONTINGENCIES

         On January 28, 1997, the Company and Service Credit Corp. (the "Subsidiary"), a wholly-owned subsidiary, entered into an agreement with World Financial Network National Bank ("WFNNB") for the purpose of providing a private label credit card to the Company's customers. The contract requires the Subsidiary to maintain a 3.0% credit risk reserve for the outstanding balances, which are owned by WFNNB. The purpose of this reserve is to offset future potential negative spreads and portfolio losses. The negative spreads or losses may result from potential increased reimbursable contractual program costs. The 3.0% credit risk reserve is held by the Subsidiary, which is not in Chapter 11, in the form of cash and cash-equivalents. On April 28, 1999, WFNNB advised the Company that WFNNB has projected that such portfolio losses and negative spreads will be at least approximately $9.0 million. The Company does not have in its possession sufficient information to determine the accuracy or validity of WFNNB's projection. Pending confirmation of the accuracy of WFNNB's projection and a resolution of the Company's rights and remedies, the Company has made provision for such potential liability as of October 3, 1999 by maintaining an allowance on the 3.0% credit risk reserve of $9.0 million.

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

         On August 20, 1999, over the objection of WFNNB, the Bankruptcy Court authorized the Company to enter into an agreement with Household Bank (SB), N.A. ("Household") for the purpose of offering new private label credit cards to those customers of the Company who meet Household's credit standards. The Company's prior private label credit card program with WFNNB was suspended in March of 1999, and the rights and liabilities of WFNNB, the Company and the Subsidiary are the subject of the litigation referred to in the preceding paragraph.

         On September 23, 1999, WFNNB filed a motion to dismiss the Company's complaint and a separate motion seeking to have the complaint litigated in the United States District Court for the Middle District of Tennessee (the "District Court"), rather than the Bankruptcy Court. The Company filed timely oppositions to both motions, and, on October 27, 1999, the District Court denied WFNNB's motion to have the complaint litigated in the District Court. The Bankruptcy Court has scheduled a hearing on December 7, 1999, to consider WFNNB's motion to dismiss and the Company's opposition thereto.

         The Company was involved in litigation, investigations and various legal matters during the nine periods ended October 3, 1999, which are being defended and handled in the ordinary course of business. While the ultimate results of these matters cannot be determined or predicted, management believes that they will not have a material adverse effect on the Company's results of operations or financial position. Any potential liability may be affected by the Chapter 11 Cases.

J.       SEGMENT REPORTING

         The Company manages its business on the basis of one reportable segment. As of October 3, 1999, all of the Company's operations are located within the United States. The following data is presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information", for all periods presented.

      CLASSES OF SIMILAR PRODUCTS:              THREE PERIODS ENDED                    NINE PERIODS ENDED
      ----------------------------       -----------------------------------    -----------------------------------
                                          OCTOBER 3,        SEPTEMBER 27,         OCTOBER 3,        SEPTEMBER 27,
                                             1999                1998                1999                1998
                                         -------------     ----------------     --------------     ----------------
      Net Sales (in thousands):
           Hardlines                         $ 242,546            $ 416,607         $  930,930           $1,327,712
           Jewelry                             123,939              188,380            464,328              556,569
                                         =============     ================     ==============     ================
                Total Net Sales              $ 366,485            $ 604,987         $1,395,258           $1,884,281
                                         =============     ================     ==============     ================


K.       BENEFIT PLANS

         On August 31, 1999, the Bankruptcy Court approved a motion by the Company to amend the Restated Retirement Plan and the Executive Security Plan. The amendment to the Restated Retirement Plan ceased the accrual of benefits, disallowed new enrollments to the Plan and vested benefits already accrued under the Plan effective September 30, 1999. The amendment to the Executive Security Plan, covering approximately 165 former and current management associates, ceased the accrual of benefits and suspended payments effective September 30, 1999.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This Quarterly Report on Form 10-Q includes certain forward-looking statements (statements other than with respect to historical fact) based upon management's beliefs, as well as assumptions made by and data currently available to management. This information has been, or in the future may be, included in reliance on the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The projections with respect to the Company's three-month borrowing base and borrowing availability projections under the DIP Facility, while presented with numerical specificity, are forward-looking statements which are based on a variety of assumptions regarding the Company's operating performance that may not be realized and are subject to significant business, economic, political and competitive uncertainties and potential contingencies, including those set forth below, many of which are beyond the Company's control. Consequently, such forward-looking information should not be regarded as a representation or warranty by the Company that such projections will be realized. Actual results may differ materially from those anticipated in any such forward-looking statements. The Company undertakes no obligation to update or revise any such forward-looking statements.

         The Company's liquidity, capital resources and results of operations are subject to a number of risks and uncertainties including, but not limited to, the following: the ability of the Company to continue as a going concern; the ability of the company to achieve planned sales; the ability of the Company to operate pursuant to the terms of the DIP Facility; the ability of the Company to operate successfully under a Chapter 11 proceeding; approval of plans and activities by the Bankruptcy Court; risks associated with operating a business in Chapter 11; the ability of the Company to create and have approved a reorganization plan in the Chapter 11 Cases; adverse developments with respect to the Company's liquidity or results of operations; the ability of the Company to obtain shipments, negotiate and maintain terms with vendors and service providers for current orders; the ability to develop, fund and execute an operating plan for the Company; the ability of the Company to attract and retain key executives and associates; competitive pressures from other retailers, including specialty retailers and discount stores, which may affect the nature and viability of the Company's business strategy; trends in the economy as a whole which may affect consumer confidence and consumer demand for the types of goods sold by the Company; the ability to maintain gross profit margins; the seasonal nature of the Company's business and the ability of the Company to predict consumer demand as a whole, as well as demand for specific goods; the ability of the Company to attract and retain customers; costs associated with the shipping, handling and control of inventory and the Company's ability to optimize its supply chain; potential adverse publicity; availability and cost of management and labor employed; real estate occupancy and development costs, including the substantial fixed investment costs associated with opening, maintaining or closing a Company store; the potential delisting of the Company's securities and the absence of an active public trading market; and the ability to effect conversions to new technological systems, including becoming Year 2000 compliant.

         Actual results may differ materially from those anticipated in any such forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances.

OVERVIEW

         The Company, with 223 stores in 32 states at October 3, 1999, is one of the nation's largest retailers of jewelry and offers a large selection of brand-name hardlines and other product lines.

         As a result of the Company's decreased net sales in the fourth quarter of fiscal 1998 and the resulting negative cash flows from operations, in January 1999 the Company began an effort to effect an out-of-court restructuring plan. Before the Company was able to effect an out-of-court restructuring, on March 15, 1999, five of the Company's vendors filed an involuntary petition for reorganization under Chapter 11 of title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Tennessee seeking court supervision of the Company's restructuring efforts. On March 27, 1999, the Company and 31 of its subsidiaries filed voluntary petitions with the Bankruptcy Court for reorganization under Chapter 11 under case numbers 399-02649 through 399-02680 and orders for relief were entered by the Bankruptcy Court. The Chapter 11 Cases have been consolidated for the purpose of joint administration under Case No. 399-02649. The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code.

         Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and other contractual obligations against the Debtors may not be enforced. In addition, under the Bankruptcy Code the Debtors may assume or reject executory contracts, including lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Bankruptcy Court. Although the Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy in 2000 or 2001, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan(s) will be consummated. As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to submit a plan of reorganization for 120 days. On May 25, 1999, the Company received Court approval to extend the period in which the Company has the exclusive right to file or advance a plan of reorganization in its Chapter 11 case. The order extended the Company's exclusive right to file a plan from July 23, 1999 to February 29, 2000, and extended the Company's exclusive right to solicit acceptances of its plan from September 21, 1999 to May 1, 2000. The Company has advised the Bankruptcy Court that it anticipates filing a plan of reorganization during 2000 or 2001. Accordingly, the Company expects to seek an extension of the exclusivity period prior to its expiration. If the Debtors fail to file a plan of reorganization during such period or extension thereof or if such plan is not accepted by the required number of creditors and equity holders, any party in interest may subsequently file its own plan of reorganization for the Debtors. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. A plan of reorganization could also result in holders of the Common Stock receiving no value for their interests. Because of such possibilities, the value of the Common Stock is highly speculative.

         At the first day hearing held on March 29, 1999 before Judge George C. Paine, the Bankruptcy Court entered first day orders granting authority to the Debtors, among other things, to pay certain pre-petition and post-petition employee wages, salaries, benefits and other employee obligations, to pay vendors and other providers in the ordinary course for goods and services received from March 15, 1999 and to honor customer service programs, including warranties, returns, layaways and gift certificates.

         On March 29, 1999, the Company entered into a 27-month, $750.0 million, fully committed asset-based debtor-in-possession credit facility (the "DIP Facility") which replaced the Second Amended and Restated Credit Facility. The Bankruptcy Court approved the DIP Facility on an interim basis on March 29, 1999 and granted final approval on April 27, 1999. The DIP Facility, which matures on June 30, 2001, includes $100.0 million in term loans and up to a maximum of $650.0 million in revolving loans including a $200.0 million sub-facility for letters of credit. Interest rate spreads on the DIP Facility are LIBOR + 2.25% on Eurodollar loans and Prime Rate

+ 1.25% on Alternate Base Rate loans. Short-term borrowings related to the DIP Facility were $203.6 million as of October 3, 1999. Short-term borrowings were $65.0 million under the Amended and Restated Credit Facility at September 27, 1998. Outstanding borrowings under the term loan of the DIP Facility were $99.5 million as of October 3, 1999. Term loan borrowings under the Amended and Restated Credit Facility were $197.0 million as of September 27, 1998. There is a commitment fee of 0.375% on the undrawn portion of the revolving loans under the DIP Facility.

         The DIP Facility is secured by all material unencumbered assets of the Company and its subsidiaries, including inventory, but excluding previously mortgaged property. Borrowings under the DIP Facility are limited based on a borrowing base formula which considers eligible inventories, eligible accounts receivable, mortgage values on eligible real properties, eligible leasehold interests, available cash equivalents and in-transit cash. The DIP Facility had an initial borrowing base reserve of $125.0 million which was reduced by $75.0 million on April 27, 1999, the date of final approval by the DIP Facility lenders. The remaining borrowing base reserve of $50.0 million was eliminated during the third quarter upon adoption of financial covenants for the DIP Facility. Availability under the facility continues unless the Company breaches both the minimum EBITDA and the minimum availability requirements. As of October 3, 1999, the Company was in compliance with its covenants under the DIP Facility.

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

         At this time, it is not possible to predict the outcome of the Chapter 11 Cases or their effect on the Company's business. Unsecured claims may be satisfied at less than 100 percent of their face value and the equity interests of the Company's shareholders may have no value. The Company believes the DIP Facility should provide the Company with adequate liquidity to conduct its business while it prepares a reorganization plan. However, the Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties, including those set forth above under "Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995."

RESULTS OF OPERATIONS

THIRD QUARTER ENDED OCTOBER 3, 1999 COMPARED TO THIRD QUARTER ENDED SEPTEMBER 27, 1998

         NET SALES

         Net sales for the Company were $366.5 million for the third quarter of 1999 compared to $605.0 million for the third quarter of 1998. The $238.5 million decrease reflects a $60.7 million decline in sales from the operations excluding closing facilities as a result of restructuring and remerchandising activities and a reduction of $177.8 million in sales from liquidating stores.

         Net sales from operations excluding results of restructuring and remerchandising activities for the third quarter of 1999 were $364.5 million versus $425.3 million for the same period in 1998. This represents a comparable store sales decrease of $39.0 million or 9.8% as well as a sales decrease of $21.7 million in the remaining stores included in operations excluding closed facilities as a result of restructuring and remerchandising activities. Jewelry comparable store sales decreased 1.8%, while hardline comparable store sales decreased 13.5%. The Company believes decreased advertising and out of stock levels associated with product procurement difficulties encountered during the third quarter of 1999 adversely impacted comparable store sales.

         GROSS MARGIN

         In the third quarter of 1999, gross margin was $80.4 million as compared to $138.3 million in the third quarter of 1998. The decrease was primarily due to a $238.5 million decline in sales, partially offset by a $160.9 million or 39.3% decrease in cost of goods sold during the quarter.

         Gross margin after cost of merchandise sold and buying and occupancy expenses excluding closed facilities as a result of restructuring and remerchandising was $82.1 million or 22.5% of net sales for the third quarter of 1999, compared to $103.7 million or 24.4% of net sales for the third quarter of 1998. The margin decrease was primarily the result of changes in product mix, additional markdowns and lower hardlines sales.

         Gross margin after cost of merchandise sold and buying and occupancy expenses for closed facilities as a result of restructuring and remerchandising activities was $(1.7) million, or (86.2)% of net sales for the third quarter of 1999 compared to $34.5 million, or 19.2% of net sales for the third quarter of 1998. The margin decrease was primarily a result of additional markdowns associated with inventory liquidations at the closing stores.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses decreased $63.2 million in the third quarter of 1999 to $103.6 million from $166.8 million in the third quarter of 1998. The decrease was primarily attributable to a $38.9 million decrease in employment costs and a $24.3 million decrease in other selling, general and administrative expenses primarily due to store closures.

         OTHER INCOME, NET

         The net gain on dispositions of property and leases recorded for the third quarter of 1999 was $39.7 million, as compared to $0.8 million in 1998. The gain included amounts realized from the Company's July 8, 1999 auction. As of October 3, 1999, the Company had completed the auction sale of 16 owned properties for proceeds of $39.0 million, resulting in a $15.3 million net gain, as well as the auction sale of 33 leased properties for proceeds of $16.1 million, resulting in a $13.9 million net loss. There are 26 auction property sales pending completion, including 12 owned and 14 leased properties, which the Company had received proceeds as of October 3, 1999 of

$22.0 million. The balance of the $39.7 million net gain equals $10.5 million, which includes the dispositions of the Company's closed stores outside of the auction.

         INTEREST EXPENSE

         Interest expense for the third quarter of 1999 was $12.6 million as compared to $19.4 million for the third quarter of 1998. The decrease in interest expense reflects the contractual interest expense not recorded on unsecured pre-petition debt totaling $7.0 million.

         INCOME TAXES

         The Company did not recognize an income tax benefit due to the recording of a deferred tax asset valuation allowance. Deferred taxes are recognized to reflect the estimated future utilization of temporary book/tax differences. The Company has recorded a full valuation allowance on net deferred tax assets as realization of such assets in future years is uncertain. Management does not believe it is more likely than not that the Company will realize the deferred tax assets.

NINE PERIODS ENDED OCTOBER 3, 1999 COMPARED TO NINE PERIODS ENDED
SEPTEMBER 27, 1998

         NET SALES

          Net sales for the Company were $1,395.3 million for the first nine periods of 1999 compared to $1,884.3 million for the first nine periods of 1998. The $489.0 million decrease reflects the $189.7 million loss in sales from the operations excluding closed facilities as a result of restructuring and remerchandising activities and a reduction of $299.3 million in sales from liquidating stores. The Company believes decreased advertising and out of stock levels associated with product procurement difficulties encountered during the first three quarters of 1999 adversely impacted comparable store sales.

         Net sales from operations excluding results of restructuring and remerchandising activities for the first nine periods of 1999 were $1,135.4 million versus $1,325.1 million for the same period in 1998. This represents a comparable store sales decrease of $106.9 million or 8.9% as well as a sales decrease of $82.8 million in the remaining stores included in operations excluding closed facilities as a result of restructuring and remerchandising activities. Jewelry comparable store sales increased 2.4%, while hardline comparable store sales decreased 13.6%.

         GROSS MARGIN

         In the first nine periods of 1999, gross margin was $264.4 million as compared to $444.9 million in the first nine periods of 1998. The decrease was primarily due to a $489.0 million decline in sales, partially offset by a $294.9 million or 23.3% decrease in cost of goods sold.

         Gross margin after cost of merchandise sold and buying and occupancy expenses and excluding closed facilities as a result of restructuring and remerchandising was $262.8 million or 23.1% of net sales for the first nine periods of 1999, compared to $337.1 million or 25.4% of net sales for the first nine periods of 1998. The margin decrease was primarily the result of changes in product mix, additional markdowns and lower hardlines sales.

         Gross margin after cost of merchandise sold and buying and occupancy expenses for closed facilities as a result of restructuring and remerchandising activities was $1.6 million, or 0.6% of net sales for the first nine periods of 1999 compared to $107.8 million, or 19.3% of net sales for the first nine periods of 1998. The margin decrease was primarily a result of additional markdowns associated with inventory liquidations at the closing stores.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses decreased $54.6 million in the first nine periods of 1999 to $410.0 million from $464.6 million in the first nine periods of 1998. The decrease was primarily attributable to a $61.4 million decrease in employment costs and a $26.6 million decrease in other selling, general and administrative expenses primarily due to store closures. These savings were partially offset by a $9.0 million charge to offset future potential negative spreads or portfolio losses on the private label credit card program and a $24.4 million increase in expense related to the reduction in private label credit card program income.

         INTEREST EXPENSE

         Interest expense for the first nine periods of 1999 was $50.4 million as compared to $58.5 million for the first nine periods of 1998. This decrease was caused by contractual interest expense not recorded on certain pre-petition debt totaling $15.5 million, partially offset by an increase due to higher average borrowings under the Company's various Credit Facilities in 1999 than 1998.

         INCOME TAXES

         The Company did not recognize an income tax benefit due to the recording of a deferred tax asset valuation allowance. Deferred taxes are recognized to reflect the estimated future utilization of temporary book/tax differences. The Company has recorded a full valuation allowance on net deferred tax assets as realization of such assets in future years is uncertain. Management does not believe it is more likely than not that the Company will realize the deferred tax assets.

         1997 RESTRUCTURING PLAN

         On March 25, 1997, the Company adopted a business restructuring plan to close up to 60 under performing stores and one distribution center. As a result, a pre-tax charge of $129.5 million for restructuring costs was recorded in the first quarter of fiscal 1997. The components of the restructuring charge and an analysis of the amounts charged against the accrual through the nine periods ended October 3, 1999 are outlined in the following table:

                                                                        ACTIVITY TO DATE
                                                             ---------------------------------------
                                                ACCRUED                                                     ACCRUED
                                             RESTRUCTURING                                               RESTRUCTURING
                                              COSTS AS OF    RESTRUCTURING      ASSET      CHANGE IN      COSTS AS OF
(in thousands)                              JANUARY 3, 1999   COSTS PAID     WRITE-DOWNS   ESTIMATE     OCTOBER 3, 1999
                                              -----------     ----------     -----------   ---------    ---------------
Lease termination and other real estate
costs                                         $    53,161     $   (1,718)     $     --     $ (43,334)     $    8,109
Property and equipment write-downs                     --             --          2,489       (2,489)             --
                                              -----------     ----------      ---------    ---------      ----------
Total                                         $    53,161     $   (1,718)     $   2,489    $ (45,823)     $    8,109
                                              ===========     ==========      =========    =========      ==========

Note: The Accrued Restructuring Costs as of October 3, 1999 are included in liabilities subject to compromise.

         Restructuring costs paid through the nine periods ended October 3, 1999, relate primarily to lease termination and other real estate costs. The Company incurred $1.1 million in contractual rent payments and lease termination fees and $0.6 million in other real estate costs primarily related to utilities, common area maintenance fees, real estate taxes and brokerage costs.

         In connection with the Chapter 11 Cases, an initial change in estimate of $46.0 million was made to reflect the reduction allowed under Section 502(b)(6) of the Bankruptcy Code and recorded as a Reorganization item. Amounts had been accrued according to the remaining leasehold obligations. Section 502(b)(6) limits a lessor's claim to the rent reserved by such lease, without acceleration, for the greater of one year, or 15 percent, not to exceed three years, of such lease, plus any unpaid rent. Partially offsetting this reduction is a $2.7 million increase in estimate, resulting in a net change in estimate at October 3, 1999, of $43.3 million related to lease termination and other real estate costs.

         The leases remaining on closed locations as of October 3, 1999 vary in length with expiration dates ranging from December 1999 to October 2018.

         As of October 3, 1999, property and equipment associated with the 1997 Restructuring Plan have been written-down to reflect their estimated fair value. The Company anticipates selling or abandoning substantially all remaining owned property and equipment associated with the 1997 Restructuring Plan. Approximately 3,000 employees were terminated pursuant to the 1997 Restructuring Plan. All such terminations were completed as of May 1998 for the 1997 Restructuring Plan.

         RATIONALIZATION PLAN

         In February 1999, the Company announced a rationalization plan to close up to 132 stores, up to four distribution centers and to reduce corporate overhead (the "Rationalization Plan"). On March 8, 1999 as part of the Rationalization Plan and prior to the filing of the involuntary bankruptcy petition, the Board of Directors approved the adoption of a business restructuring plan to close 106 stores, to close the Dallas distribution center and to reduce the Company's workforce at its Nashville corporate offices by 150 employees. As a result, a pre-tax charge of $99.5 million for restructuring costs was recorded in the first quarter of 1999. On March 29, 1999 and in connection with the Chapter 11 Cases, store leases under this plan were approved for rejection by the Bankruptcy Court. The components of the restructuring charge and the amounts charged against the accrual through the nine periods ended October 3, 1999 are outlined in the following table.

                                                              ACTIVITY TO DATE
                                                      --------------------------------
                                           INITIAL
                                           CHARGE                                             ACCRUED
                                        RECORDED IN     COSTS       ASSET    CHANGE IN      COSTS AS OF
(in thousands)                           MARCH 1999     PAID     WRITE-DOWNS  ESTIMATE    OCTOBER 3, 1999
                                        -----------   ---------  ----------  ---------    ---------------
Lease termination and other real estate
costs                                     $ 62,469    $ (8,031)   $     --    $ (9,690)     $   44,748
Property and equipment write-downs          24,452          --     (19,298)     (5,154)             --
Employee severance                          12,533      (8,675)         --      (1,360)          2,498
                                          --------    --------    --------    --------      ----------
Total                                     $ 99,454    $(16,706)   $(19,298)   $(16,204)     $   47,246
                                          ========    ========    ========    ========      ==========


Note: The Accrued Costs as of October 3, 1999 are included in liabilities subject to compromise.

         The stores planned for closure include both owned and leased properties. Lease termination and other real estate costs consist principally of the remaining rental payments required under the closing stores' and distribution center lease agreements under Section 502(b)(6) of the Bankruptcy Code, net of any actual or reasonably probable sublease income. Section 502(b)(6) limits the lessor's claim to the rent reserved by such lease, without acceleration, for the greater of one year, or 15 percent, not to exceed three years, of such lease, plus any unpaid rent. The Company experienced lower than expected expenses in lease terminations, dispositions of closed stores and severance payments during the three periods ended October 3, 1999. As a result, in September the Company reduced its estimate for these costs by $16.2 million.

         Restructuring costs paid during the nine periods ended October 3, 1999, relate primarily to lease termination and other real estate costs. The Company incurred $2.3 million in contractual rent payments and lease termination fees, $5.7 million in other real estate costs primarily related to utilities, common area maintenance fees, real estate taxes and brokerage costs, and $8.7 million in severance costs.

         After taking into effect the above asset write-downs, the Company's carrying value of the property and equipment associated with the closures is $1.8 million as of October 3, 1999. All of this amount is classified as available for sale as all store closures are now complete. Assets available for sale are considered current assets and are included with "Prepaid expenses and other assets". The Company anticipates selling substantially all owned property and equipment associated with the closures.

         The employee severance provision was recorded for the planned termination of approximately 4,389 employees associated with the closures, as well as the reduction of corporate overhead.

LIQUIDITY AND CAPITAL RESOURCES

         On March 27, 1999, the Debtors filed the Chapter 11 Cases, which will affect the Company's liquidity and capital resources in fiscal 1999. See Note B of Notes to Consolidated Financial Statements (Unaudited)- "Proceedings Under Chapter 11 of the Bankruptcy Code."

         From September 1997 through January 20, 1999, the Company had a five-year, $900.0 million, fully committed asset-based credit facility (the "Amended and Restated Credit Facility"). The Amended and Restated Credit Facility included $200.0 million in term loans and up to a maximum of $700.0 million in revolving loans including a $175.0 million sub-facility for letters of credit. The Amended and Restated Credit Facility was set to mature on September 10, 2002. Interest rates on the Amended and Restated Credit Facility were subject to change based on a financial performance-based grid and could not exceed a rate of LIBOR + 2.25% on revolving loans and LIBOR + 2.50% on the term loan. There was a commitment fee of 3/8% on the undrawn portion of the revolving loans. There were no outstanding loans under the Amended and Restated Credit Facility as of October 3, 1999.

         On January 20, 1999, the Company completed a $750.0 million, 30-month asset-based credit facility (the "Second Amended and Restated Credit Facility") which replaced the Amended and Restated Credit Facility. The Second Amended and Restated Credit Facility included $150.0 million in term loans and a maximum of $600.0 million in revolving loans. The Second Amended and Restated Credit Facility included a $200.0 million sub-facility for standby and trade letters of credit. Interest rates on the Second Amended and Restated Facility were based on either Prime Rate + 1.5% or LIBOR + 2.75%.

         On March 29, 1999, the Company entered into a 27-month, $750.0 million, fully committed asset-based debtor-in-possession credit facility (the "DIP Facility") which replaced the Second Amended and Restated Credit Facility. The Bankruptcy Court approved the DIP Facility on an interim basis on March 29, 1999 and granted final approval on April 27, 1999. The DIP Facility includes $100.0 million in term loans and up to a maximum of $650.0 million in revolving loans, including a $200.0 million sub-facility for letters of credit. The DIP Facility matures on June 30, 2001. Interest rates on the DIP Facility are either Prime Rate + 1.25% or LIBOR + 2.25% for the revolving loans and the term loan. There is a commitment fee of 0.375% on the undrawn portion of the revolving loans. The Company had $203.6 million in short-term borrowings outstanding under the DIP Facility as of October 3, 1999. Other extensions of credit under the DIP Facility, as of October 3, 1999, included $99.5 million in term loans and $100.9 million in both trade and standby letters of credit.

         The DIP Facility is secured by all material unencumbered assets of the Company and its subsidiaries, including inventory but excluding previously mortgaged property and leasehold interests. Borrowings under the DIP Facility are limited based on a borrowing base formula that takes into account eligible inventories, eligible accounts receivable, trade letters of credit, mortgage values on eligible real properties, eligible leasehold interests, and in-transit cash. The Company had $183.0 million of unused borrowing availability under the DIP Facility as of October 3, 1999. The DIP Facility had an initial borrowing base reserve of $125.0 million which was reduced by $75.0 million on April 27, 1999, the date of final approval by the Bankruptcy Court. The remaining borrowing base reserve of $50.0 million was eliminated during the third quarter upon adoption of financial covenants for the DIP facility. As of October 3, 1999, the Company was in compliance with its financial covenants.

         The following table sets forth the Company's borrowing base and borrowing availability projections for the remainder of 1999 under the DIP Facility. The forecast projects a borrowing base which ranges from $547.7 million to $750.0 million over the period from November 28, 1999 to January 2, 2000, and unused borrowing availability which ranges from $175.6 million to $287.2 million. These forward-looking statements are subject to assumptions, known and unknown risks and uncertainties including the Company's ability to achieve planned sales, obtain shipments and maintain negotiated terms with vendors and service providers. See "Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995."

BORROWING BASE AND BORROWING AVAILABILITY PROJECTION

                                                  ACTUAL          ACTUAL               FORECAST       FORECAST
                                                OCTOBER 31,      NOVEMBER 7,         NOVEMBER 28,    JANUARY 2,
                                                   1999             1999                 1999          2000
                                                -----------   ----------------       ------------    ----------
(in millions)

Ending Total Revolver Balance                    $  326.2          $  350.3           $   400.0       $   93.8
Term Loan                                            99.5              99.5                99.5           99.5
Standby Letters of Credit                            27.6              27.6                27.6           27.6
Trade Letters of Credit                              61.3              57.6                47.3           39.6
                                                 --------          --------           ---------       --------
Total Extensions of Credit                       $  514.6          $  535.0           $   574.4       $  260.5
                                                 --------          --------           ---------       --------
Borrowing Base                                   $  681.0          $  701.1           $   750.0       $  547.7

Borrowing Availability                           $  166.4          $  166.1           $   175.6       $  287.2

         The anticipated increase in revolver borrowings and decrease in availability in October, November, and December reflects, among other things, seasonal inventory increases relating to the fall selling season.

         Accounts payable have grown to $112.8 million during the three periods ended October 3, 1999, providing the Company with additional liquidity.

         CAPITAL STRUCTURE

         During the nine periods ended October 3, 1999, the Company's principal sources of liquidity were its successive credit facilities: (1) the Amended and Restated Credit Facility, which included a $200.0 million term loan and a revolving credit facility with a maximum commitment level of $700.0 million; (2) the Second Amended and Restated Credit Facility, which included a $150.0 million term loan and a revolving credit facility with a maximum commitment level of $600.0 million; (3) the DIP Facility, which includes a $100.0 million term loan and a revolving credit facility with a maximum commitment level of $650.0 million.

         At October 3, 1999, the Company had total extensions of credit of $303.1 million under the DIP Facility. At September 27, 1998, the Company had total extensions of credit of $262.0 million under the Amended and Restated Credit Facility.

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

YEAR 2000 COMPLIANCE

         The Company is currently conducting an organization wide program to ensure that all the systems critical to the operation of the Company are Year 2000 compliant. In all categories the awareness and assessment phases are complete. The renovation, validation (including testing) and implementation phases are nearing completion. As of October 3, 1999, information technology supported systems are approximately 99 percent complete and non-information technology systems (end user systems) are approximately 100 percent complete. It is expected that information technology supported systems will be completed by the end of December 1999. In the course of the Company's preparation for the Year 2000, the Company has corresponded with all software vendors, financial institutions, and its top 1,000 merchandise vendors and the Company is monitoring their progress. Additional follow-up with the top 100 most critical merchandise vendors is in progress.

         Replacement, conversion and testing of hardware and systems applications are expected to cost between $2.5 million and $3.0 million. To date, approximately $2.5 million of costs have been incurred. These costs are being expensed as incurred.

         Given that there can be no assurance that the systems of other entities on which the Company relies will be Year 2000 compliant in a timely manner, the major risk factor associated with Year 2000 pertains to third party relationships. The Company is currently developing contingency plans to address a potential worst case scenario involving difficulties experienced by the U.S. Postal Service in the distribution of direct mailings and other publications. If such an event occurs, the Company would have to insert a majority of its publications into local newspapers and other publications in lieu of mailing them. If local utility companies are unable to provide services to any of the Company's locations, there is no contingency plan in place and the Company's business would be at risk. The Company is unable to determine the impact, if any, of the Chapter 11 Cases on the Company's Year 2000 program.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company's operations are subject to market risks primarily from changes in interest rates. The Company had interest rate swaps at October 3, 1999, with a notional amount of $125.0 million. The Company has immaterial exposure to exchange rate risk.

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

         At this time, it is not possible to predict the outcome of the Chapter 11 Cases or their effect on the Company's business. Additional information regarding the Chapter 11 Cases is set forth elsewhere in this Quarterly report on Form 10-Q and in Item 1. "Business -- Proceedings Under Chapter 11 of the Bankruptcy Code," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Note B of Notes to Consolidated Financial Statements (Unaudited) and the Report of Independent Auditors included in the Company's Annual Report on Form 10-K filed on April 5, 1999, which includes an explanatory paragraph concerning a substantial doubt as to the Company's ability to continue as a going concern. If it is determined that the liabilities subject to compromise in the Chapter 11 Cases exceed the fair value of the assets, unsecured claims may be satisfied at less than 100% of their face value and the equity interests of the Company's shareholders may have no value.

ITEM 2.  DEFAULTS UPON SENIOR SECURITIES.

         The Company commenced the Chapter 11 Cases on March 27, 1999. As a result of filing the Chapter 11 Cases, no principal or interest payments will be made on certain indebtedness incurred by the Company prior to March 27, 1999, including the 9.0% Senior Subordinated Debentures and 8 3/8% Senior Notes, until a plan of reorganization defining the payment terms has been approved by the Bankruptcy Court.

 ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits filed with this Form 10-Q.

         27       Financial Data Schedule for the Nine Periods ended
                  October 3, 1999.

         (b)      Reports on Form 8-K.

         During the third quarter ended October 3, 1999, the Company filed the following four reports on Form 8-K: (i) dated July 27, 1999 attaching the Monthly Operating Report filed with the Bankruptcy Court for the period ending July 4, 1999; (ii) dated August 10, 1999 attaching the Service Merchandise Company, Inc. 1999 Operating Plan; (iii) dated August 26, 1999 attaching the Monthly Operating Report filed with the Bankruptcy Court for the period ending August 1, 1999; and (iv) dated September 22, 1999 attaching the Monthly Operating Report filed with the Bankruptcy Court for the period ending August 29, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ S. Cusano
- ------------------------------------
S. Cusano
Director and Chief Executive Officer
(Principal Executive Officer)
November 17, 1999

/s/ Thomas L. Garrett, Jr.
- ------------------------------------
Thomas L. Garrett, Jr.
Senior Vice President  and Chief Financial Officer
(Principal Financial Officer)
November 17, 1999

/s/ Kenneth A. Conway
- ------------------------------------
Kenneth A. Conway
Vice President - Controller and Chief Accounting Officer
(Principal Accounting Officer)
November 17, 1999