Form 10-K405
period 2000-01-02
SERVICE MERCHANDISE CO INC
filed 2000-03-16
CIK 89107

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 2, 2000.

                           COMMISSION FILE NO. 1-9223

                       SERVICE MERCHANDISE COMPANY, INC.

                  (DEBTORS-IN-POSSESSION AS OF MARCH 27, 1999)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  TENNESSEE                                     62-0816060
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

   P.O. BOX 24600, NASHVILLE, TN (MAILING
                  ADDRESS)                                      37202-4600
7100 SERVICE MERCHANDISE DRIVE, BRENTWOOD, TN
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (615) 660-6000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK ($.50 PAR VALUE)
                SERIES A JUNIOR PREFERRED STOCK PURCHASE RIGHTS
                       9% SENIOR SUBORDINATED DEBENTURES
                              8 3/8% SENIOR NOTES

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 27, 2000, there were outstanding 99,976,123 shares of the Registrant's common stock, $.50 par value (the "Common Stock"). The aggregate market value of the Common Stock held by non-affiliates on February 27, 2000 (based upon the average of the high and low sales prices of such stock as of such date) was $13,250,644. This calculation assumes that all shares of Common Stock beneficially held by officers and members of the Board of Directors of the Registrant are owned by "affiliates," a status which each of the officers and directors may individually disclaim.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                              PAGE
                                                                              NO.
                                                                              ----
PART I......................................................................     2
  Item 1.       Business....................................................     2
  Item 2.       Properties..................................................     7
  Item 3.       Legal Proceedings...........................................    10
  Item 4.       Submission of Matters to a Vote of Security Holders.........    11
PART II.....................................................................    11
  Item 5.       Market for the Registrant's Common Stock and Related
                  Stockholder Matters.......................................    11
  Item 6.       Selected Financial Data.....................................    12
  Item 7.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................    13
  Item 7A.      Quantitative and Qualitative Disclosures about Market
                  Risk......................................................    28
  Item 8.       Financial Statements and Supplementary Data.................    29
  Item 9.       Changes in and Disagreements With Independent Auditors on
                  Accounting and Financial Disclosure.......................    63
PART III....................................................................    63
  Item 10.      Directors and Executive Officers of the Registrant..........    63
  Item 11.      Executive Compensation......................................    65
  Item 12.      Security Ownership of Certain Beneficial Owners and
                  Management................................................    71
  Item 13.      Certain Relationships and Related Transactions..............    73
PART IV.....................................................................    73
  Item 14.      Exhibits, Financial Statement Schedule, and Reports on Form
                  8-K.......................................................    73

                                     PART I

     Except where the context indicates otherwise, the "Company" means Service Merchandise Company, Inc. and its subsidiaries and the "Registrant" means Service Merchandise Company, Inc. without reference to its subsidiaries.

ITEM 1.  BUSINESS

     The Company, with 223 stores in 32 states at January 2, 2000, is one of the nation's largest retailers of jewelry and offers a selection of brand-name hard goods and other product lines. During the year ended January 2, 2000 ("fiscal 1999"), the Company repositioned its product offerings to focus on value pricing and a broad selection of jewelry and hard good products. These remerchandising efforts were based on perceived customer expectations of entry level price points and a large selection within each product assortment. The Company also revised its media strategy during fiscal 1999 to employ TV, radio and print (including a seasonal sourcebook) campaigns in a coordinated effort to build awareness, prospect for new customers and drive customer traffic.

     On February 21, 2000, the Company's Board of Directors approved its 2000 Business Plan. Key components of the 2000 Business Plan include exiting certain unprofitable hardlines categories, including toys, juvenile, sporting goods, most consumer electronics and most indoor furniture. As part of the 2000 Business Plan, the Company plans to eliminate between 5,000 and 6,000 positions in stages during 2000 and 2001, including approximately 350 distribution center and 200 corporate positions. The Company announced an initiative to reformat its existing stores as part of the 2000 Business Plan, which would result in excess store space becoming available for subleasing or other real estate transactions. Another important element to the Company's strategy is the convergence of the Internet and store selling environments. Each store will feature Internet kiosks that will provide immediate access to the Company's web site, www.servicemerchandise.com, its bridal and gift registry, and its store directory. The Company also stated that the plan or plans of reorganization currently being considered involve a debt conversion of the Company's prepetition unsecured claims into new common equity of the reorganized Company. Under such circumstances the existing common stock of the Company would be cancelled and would result in existing holders of the common stock receiving no value for their interests. The Company believes the value of the common stock is highly speculative since it is highly probable that it will be cancelled, and therefore, worthless if the expected plan of reorganization is consummated.

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

     Actions to collect pre-petition indebtedness are stayed and other contractual obligations against the Debtors may not be enforced. In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts, including lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Bankruptcy Court. Although the Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy in 2001, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan(s) will be consummated. As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to submit a plan of reorganization for 120 days. On May 25, 1999, the Bankruptcy Court extended the period in which the Company had the exclusive right to file or advance a plan of reorganization to February 29, 2000. On February 2, 2000, the Bankruptcy Court extended the period in which the Company has the exclusive right to file or advance a plan of reorganization to April 30, 2001 and extended the right to solicit acceptance of its plan to June 30, 2001. If the Debtors fail to file a plan of reorganization during such period or if such plan is not accepted by the required number of creditors and equity holders, any party in interest may subsequently file its own plan of reorganization for the Debtors. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. The plan or plans currently being considered by the Company involve a debt conversion of the Company's prepetition unsecured claims into new common equity of the reorganized Company. Under such circumstances the existing common stock of the Company would be cancelled and would result in existing holders of the common stock receiving no value for their interests. The Company believes the value of the common stock is highly speculative since it is highly probable that it will be cancelled, and therefore, worthless if the expected plan of reorganization is consummated.

     At the first day hearing held on March 29, 1999 before Judge George C. Paine, the Bankruptcy Court entered first day orders granting authority to the Debtors, among other things, to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations, to pay vendors and other providers in the ordinary course for goods and services received from and after March 15, 1999, and to honor customer service programs, including warranties, returns, layaways and gift certificates.

     The Company entered into an agreement dated March 29, 1999 with Citicorp USA, Inc., as administrative agent, BankBoston, N.A. as documentation agent and collateral monitoring agent, and Salomon Smith Barney Inc. as sole arranger and book manager, for a debtor-in-possession credit facility (the "DIP Facility") under which the Company may borrow up to $750.0 million, subject to certain limitations, to fund ongoing working capital needs while it prepares a reorganization plan. On April 27, 1999, the Bankruptcy Court approved the DIP Facility. The DIP Facility includes $100.0 million in term loans and a maximum of $650.0 million in revolving loans. The DIP Facility includes a $200.0 million sub-facility for standby and trade letters of credit. Interest rates on the DIP Facility are based on either the Citibank N.A. Alternative Base Rate plus 1.25% for ABR Loans or 2.25% over LIBOR for Eurodollar Loans. The DIP Facility is secured by substantially all of the assets of the Company and its subsidiaries, subject only to valid, enforceable, subsisting and non-voidable liens of record as of the date of commencement of the Chapter 11 Cases and other liens permitted under the DIP Facility.

     Borrowings under the DIP Facility are limited based on a borrowing base formula which considers eligible inventories, eligible accounts receivable, trade letters of credit and mortgage values on eligible real properties, eligible leasehold interests, available cash equivalents and in-transit cash. Borrowing availability under the DIP Facility continues unless the Company breaches both the minimum EBITDA and minimum availability covenants as defined in the DIP Facility.

     On June 10, 1999, the Company filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Company as shown by the Company's books and records, subject to the assumptions contained in certain global notes filed in connection therewith. Certain of the schedules were amended on March 6, 2000 and all of the schedules and statements of financial affairs are subject to further amendment or modification. Pursuant to order of the Bankruptcy Court, on or about March 15, 2000, the Company will mail notice to all known creditors that the deadline for filing proofs of claim with the Bankruptcy Court is May 15, 2000. Differences between amounts scheduled by the Company and claims by creditors will be investigated and resolved in connection with the Company's claims resolution process. That process will not commence until after the May 15, 2000, bar date and, in light of the number of creditors of the Company, may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known and, because the settlement terms of such allowed claims is subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

     The Company has filed over 200 motions in the Chapter 11 Cases whereby it was granted authority or approval with respect to various items required by the Bankruptcy Code and/or necessary for the Company's reorganizational efforts. In addition to motions pertaining to real estate disposition matters, the Company has obtained orders providing for, among other things, (i) implementation of employee retention and incentive programs, (ii) termination or suspension of certain employee benefit programs, (iii) adequate protection to certain secured creditors, (iv) implementation of a return to vendor program and other vendor related programs, (v) the sale of the assets of B.A. Pargh., and (vi) the extension of time to assume or reject leases.

2000 BUSINESS PLAN

     On February 21, 2000, the Company's Board of Directors approved its 2000 Business Plan, which includes the following components: (i) an expansion of jewelry and jewelry related products; (ii) a more targeted selection of those categories that have historically performed well and have an affinity to jewelry, and an exit from certain unprofitable hardlines categories; (iii) the convergence of the Company's in-store and Internet environment; (iv) the reduction of selling and warehouse spaces within the Company's stores to adjust for the new merchandise mix, which allows for the subleasing of excess space; and (v) the rationalization of the Company's overhead structure, logistics network and stores/field organization to generate anticipated cost savings. The execution and success of the 2000 Business Plan is subject to numerous risks and uncertainties. See "Management Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995."

     Pursuant to the 2000 Business Plan, the Company will feature an expanded offering of jewelry and jewelry-related products, with the bulk of the expansion in diamonds. In addition to jewelry, the Company will focus on hardlines categories that have performed well and which generate cross-selling opportunities with jewelry. The Company will exit certain unprofitable categories, including toys, most electronics and sporting goods. As a MULTI-CHANNEL SPECIALTY RETAILER, the Company has included as part of the 2000 Business Plan the planned convergence of the Internet and store selling environments. Each store will feature Internet kiosks that will provide immediate access to the Company's web site, www.servicemerchandise.com, its bridal and gift registry and its store directory.

     The Company's stores will be reconfigured to feature less overall selling square footage (approximately 18,000 square feet as compared to 27,000 square feet), but increased square footage for jewelry. The excess store space will be available for sub-leasing or other real estate transactions. Seventy stores are scheduled for total refurbishment and upgrade to an expanded jewelry selling area in 2000 while the balance will undergo a more limited capital improvement remodel during 2000. Another 83 stores are scheduled for total refurbishment in 2001. Although the Company plans to continue operating substantially all of its 221 stores, in 2000 it will close its distribution centers in Montgomery, New York and Orlando, Florida. As part of the 2000 Business Plan, the Company will reduce its workforce at its corporate offices, its distribution centers and throughout the stores organization resulting in the elimination of 5,000 to 6,000 positions.

     To fund the 2000 Business Plan, as well as future operations, and in anticipation of emergence from Chapter 11 in 2001, the Company has obtained a commitment from Fleet Retail Finance Inc. ("Fleet") for a new four year $600.0 million credit facility which includes a commitment for post reorganization financing

(the "DIP to Exit Facility"). The DIP to Exit Facility, which will be agented by Fleet and fully underwritten by FleetBoston Robertson Stephens, is subject to approval by the Bankruptcy Court and, if approved, is intended to replace the DIP Facility.

     The commitment provides that the DIP to Exit Facility will be structured as a $600.0 million revolver, although Fleet has reserved the right to allocate up to $85.0 million to a term loan prior to closing. The DIP to Exit Facility commitment also includes a $150.0 million letter of credit subfacility and permits subordinated secured financing in amounts up to an additional $50.0 million on terms reasonably satisfactory to Fleet. The DIP to Exit Facility requires superpriority claim status and a first priority security interest in all assets subject to existing liens, and contains certain other customary priority provisions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

GENERAL

     The Company is one of the nation's largest retailers of jewelry and offers a selection of brand-name hard goods and other product lines. Product offerings are marketed to customers primarily through direct mail flyers, newspaper inserts, radio and television advertising. While customers may purchase products through mail order, telephone order or via the Company's Internet web site, www.servicemerchandise.com, the majority of purchases occur directly in a Company store.

     The typical store currently consists of approximately 50,000 square feet of total space (approximately 27,000 square feet selling space and 23,000 square feet warehouse space) and is situated on a stand-alone lot or as an anchor in a suburban mall or strip center. The Company operated seven Service Select stores at January 2, 2000, an 11,000 - 14,000 square foot format that carries a full line of jewelry and an edited assortment of hardlines. Two of the Service Select stores were closed in January of 2000. The Company's stores are divided into thematic product categories. In the Fine Jewelry department, merchandise is displayed mostly in showcases. In certain other departments, a sample of the merchandise is displayed, and customers select their purchases via a "pull tag" system. The pull tag is taken to a cashier, the product is paid for and the merchandise is delivered to a pick-up station. In self-service departments, customers select merchandise from a shelf or display and take it to a checkout counter to complete the purchase. In fiscal 1998, the Company transitioned from a showroom retailer to a bulked out, self-service retailer. Except for certain electronics, large fitness equipment and jewelry, almost all product categories may now be shopped on a self-service basis.

     In 1999, the Company negotiated a contract with Household Retail Services who provided a new private label credit card program. The Bankruptcy Court approved the new credit card program on August 10, 1999. This program was introduced to all stores on September 20, 1999 and all accounts required a new application. None of the previous private label accounts owned by World Financial Network National Bank were converted to the new private label credit card program. The credit card program does not provide the Company any participation in the earnings of the receivables portfolio, but it does provide an additional method of payment for customers and therefore helps generate incremental sales.

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

SEASONALITY AND COMPETITION

     The Company's business is highly seasonal, with the Christmas season being the largest volume-selling period of the year. In preparation for the Christmas season, the Company significantly increases its merchandise inventories, which traditionally have been financed by internally generated funds, short-term borrowings, and terms from vendors. The Company's profitability and cash flows are primarily dependent upon the large sales volume generated during the fourth quarter of its fiscal year. Fourth quarter net sales accounted for 37.4% of total net sales in fiscal 1999.

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

SUPPLIERS

     The Company purchases merchandise from approximately 1,550 suppliers, most of which are manufacturers. Generally, most merchandise is shipped to the Company's regional distribution centers and transported to the stores by commercial contract carriers. In fiscal 1999, the largest vendor accounted for approximately 5.7% of total cash disbursements for inventory items. On January 27, 1999, the Company announced that it had suspended payment on unpaid invoices for goods shipped prior to January 8, 1999, totaling approximately $200.0 million related to trade payables for merchandise from vendors. The Company also announced its intent to pay on a current basis invoices for goods shipped after January 8, 1999. Prior to the filing of the Chapter 11 Cases, the Company's ability to purchase merchandise was adversely affected by its lack of cash reserves and the Company's deteriorating financial performance. Certain vendors refused to ship merchandise to the Company or would only ship on a cash in advance basis. As a result of the Chapter 11 Cases and the DIP Facility, the Company now pays its suppliers for merchandise received post-petition. The Company believes its ability to acquire merchandise from its suppliers is adequate to supply its business needs. As of January 2, 2000, accounts payable totaled $67.3 million, with 62.1% of the Company's $1.45 billion of merchandise orders purchased on terms.

     The Company's direct import program is responsible for sourcing and repackaging many promotional and seasonal items. Direct import purchases, which totaled approximately $211.8 million in fiscal 1999, allow the Company to reduce many traditional cost factors, thereby lowering the cost of merchandise sold in several product lines.

EMPLOYEES

     The number of persons employed by the Company fluctuates seasonally. During fiscal 1999, the number of active employees varied from approximately 15,000 to approximately 39,000 including part-time, full-time, and temporary employees. As of January 2, 2000, the Company had approximately 26,000 part-time, full-time, and temporary employees, of whom 91.5% were hourly-paid personnel engaged in non-supervisory activities; the balance consisted of administrative, executive, distribution center and store management personnel. In February 2000, the Company began a program to reduce its workforce by 5,000 to 6,000 positions as part of its 2000 Business Plan. See "Business -- 2000 Business Plan."

     None of the Company's employees are covered by a collective bargaining agreement. The Company has never experienced a work stoppage due to a labor disagreement. The Company has experienced a material loss of its workforce primarily due to the uncertainty surrounding the Company's deteriorating financial condition and as a result of the filing of the Chapter 11 Cases. The Company has implemented an employee retention plan, approved by the Bankruptcy Court, which the Company believes has enhanced its ability to retain employees.

ITEM 2.  PROPERTIES

     The Company leases and owns retail store facilities, warehouses and office space. The Company has financed a number of its owned facilities out of internally generated funds. Some owned facilities have ground leases on a long-term basis and others are financed by real estate mortgages. The Company's office is located in Brentwood, Tennessee, and is owned by the Company.

     During 1999, the Company implemented a comprehensive review and analysis of its store operations and determined to close approximately 1/3 of its stores. To assist in the disposition of the real estate interests associated with the closed locations, the Company engaged professional appraisers as well as real estate consultants and brokers. The Company received bids on 77 of the 102 properties offered for sale for an aggregate gross purchase price of approximately $78.8 million. The sale of those properties was approved by the Bankruptcy Court on July 14, 1999.

     The Company has announced certain strategic real estate initiatives as part of its 2000 Business Plan. See "Business -- 2000 Business Plan."

DISTRIBUTION CENTERS

     The Company operated four distribution centers and one return center (Bowling Green, Kentucky) as of January 2, 2000. These distribution centers are located in Florida, New York, and Tennessee, and contain an aggregate of approximately 2,116,000 square feet as set forth below:

CENTER LOCATION              SQ. FEET    OWNED/LEASED            LEASE TERM
---------------              --------    ------------    ---------------------------
Orlando, FL................  460,000        Leased       Primary term extends
                                                         through 6/30/00 with
                                                         renewal options through
                                                         6/30/22
Montgomery, NY.............  800,000        Owned        Primary term extends
                                                         through 12/31/24
Nashville, TN
  (1) Owned................  588,000        Owned        Not applicable
  (2) Owned satellite......  268,000        Owned        Not applicable
Bowling Green, KY (Return
  Center)..................  180,000        Leased       Primary term extends
                                                         through 12/31/00 with
                                                         renewal options through
                                                         12/31/25

     The Company has satisfied its obligation under the sale/leaseback for the Montgomery, NY distribution center. The transfer of this property from the industrial development authority to the Company is currently pending.

     As part of its 2000 Business Plan, the Company intends to close its Montgomery, New York, and Orlando, Florida distribution centers and to consolidate its logistics operations in its Nashville, Tennessee regional distribution center.

RETAIL STORES

     As of January 2, 2000, the Company operated 223 retail stores (typically consisting of approximately 50,000 square feet) as follows:

                                                              NUMBER OF
                                                               STORES
                                                              ---------
Owned land and building.....................................      71
Long-term ground lease with an owned building...............      29
Leased......................................................     148
Stores which have been subleased............................      (1)
Properties available for sale...............................     (24)
                                                                 ---
Total.......................................................     223
                                                                 ===

     Most of the leases contain renewal or purchase options. See Note I of Notes to Consolidated Financial Statements for information concerning the Company's lease commitments. As part of its 2000 Business Plan, the Company intends to reformat certain of its stores and to sublease certain excess space in certain of its reformatted stores. See "Business -- 2000 Business Plan."

                       SERVICE MERCHANDISE COMPANY, INC.
                                STORE LOCATIONS

     The numbers in parentheses show the number of stores per state and where there is more than one store in any city, the number of stores in such city as of fiscal year-end. As of January 2, 2000 the Company operated 223 stores in 32 states. As of February 27, 2000, the Company operates 221 stores in 32 states:

ALABAMA (6)
Birmingham (2)
Huntsville
Mobile
Montgomery
Tuscaloosa
ARIZONA (3)
Glendale
Mesa (2)
ARKANSAS (1)
Little Rock
CALIFORNIA (2)
San Francisco
San Jose
CONNECTICUT (5)
Danbury
Derby
Manchester
Newington
Orange
DELAWARE (3)
Dover
Wilmington (2)
FLORIDA (42)
Altamonte Springs
Boca Raton
Boynton Beach
Bradenton
Brandon
Casselberry
Coral Springs
Daytona Beach
Fort Myers
Hollywood
Jacksonville (2)
Kissimmee
Lakeland
Largo
Leesburg
Miami (2)
N. Clearwater
N. Miami
Naples
Ocala
Orange Park
Orlando (3)
Pembroke Pines
Pensacola
Pompano Beach
Port Charlotte
Port Richie
Sanford
Sarasota
Spring Hill
St. Petersburg
Stuart
Sunrise
Tallahassee
Tampa (2)
W. Melbourne
W. Palm Beach
GEORGIA (12)
Alpharetta
Augusta
Columbus
Decatur
Douglasville
Duluth
Kennesaw
Macon
Morrow
Savannah
Smyrna
Tucker
ILLINOIS (18)
Arlington Heights
Berwyn
Bloomingdale
Burbank
Crystal Lake
Downers Grove (2)
Joliet
Lansing
Matteson
Naperville
Niles
Norridge
Oaklawn
Orland Park
Schaumburg
Skokie
Waukegan
INDIANA (10)
Castleton
Clarksville
Evansville
Fort Wayne
Greenwood
Indianapolis (2)
Lake
Merrillville
Mishawaka
KANSAS (1)
Overland Park
KENTUCKY (6)
Florence
Lexington
Louisville (2)
Owensboro
Paducah
LOUISIANA (9)
Baton Rouge
Bossier City
Harvey
Houma
Lafayette
Metarie
Monroe
Shreveport
Slidell
MAINE (2)
Augusta
S. Portland
MARYLAND (2)
Baltimore
Columbia
MASSACHUSETTS (6)
Auburn
Burlington
Natick
Saugus
Stoughton
Swansea
MICHIGAN (6)
Novi
Roseville
Southgate
Sterling Heights
Troy
Westland
MISSISSIPPI (3)
Gulfport
Hattiesburg
Jackson
MISSOURI (4)
Crestwood
Florissant
Springfield
St. Peters
NEVADA (1)
Las Vegas
NEW HAMPSHIRE (5)
Dover
Manchester
Nashua
Plaistow
Salem
NEW JERSEY (3)
Hazlet
Paramus
Wayne
NEW YORK (6)
Hartsdale
Lake Grove
Middletown
Patchoque
Poughkeepsie
Woodhaven
NORTH CAROLINA (7)
Cary
Charlotte
Fayetteville
Gastonia
Greensboro
Pineville
Raleigh
OHIO (4)
Cincinnati (3)
Springdale
OKLAHOMA (3)
Oklahoma City
Tulsa
Warr Acres
PENNSYLVANIA (6)
Allentown
Greensburg
Harrisburg
Lancaster
Reading
Wilkes-Barre
SOUTH CAROLINA (3)
Columbia
Greenville
N. Charleston
TENNESSEE (10)
Antioch
Chattanooga
Cookeville
Franklin
Jackson
Johnson City
Knoxville
Madison
Memphis (2)
TEXAS (26)
Arlington
Austin
Baytown
Beaumont
Dallas
Fort Worth
Harlingen
Houston (7)
Lake Jackson
Laredo
Lewisville
Longview
McAllen
Mesquite
N. Richland Hills
Plano
Richardson
San Antonio
Sugar Land
Tyler
VERMONT (1)
Burlington
VIRGINIA (5)
Chantilly
Chesapeake
Fredericksburg
Glen Allen
Midlothian

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

     On January 28, 1997, the Company and Service Credit Corp. (the "Subsidiary"), a wholly-owned subsidiary, entered into an agreement with World Financial Network National Bank ("WFNNB") for the purpose of providing a private label credit card to the Company's customers. The contract requires the Subsidiary to maintain a 3.0% credit risk reserve for the outstanding balances, which are owned by WFNNB. The purpose of this reserve is to offset future potential negative spreads and portfolio losses. The negative spreads or losses may result from potential increased reimbursable contractual program costs. The 3.0% credit risk reserve is held by the Subsidiary, which is not in Chapter 11, in the form of cash and cash-equivalents. On April 28, 1999, WFNNB advised the Company that WFNNB has projected that such portfolio losses and negative spreads will be at least approximately $9.0 million. The Company does not have in its possession sufficient information to determine the accuracy or validity of WFNNB's projection. Pending confirmation of the accuracy of WFNNB's projection and a resolution of the Company's rights and remedies, the Company has made provision for such potential liability during fiscal 1999 by maintaining an allowance on the 3.0% credit risk reserve of $9.0 million.

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

     On September 23, 1999, WFNNB filed a motion to dismiss the Company's complaint and a separate motion seeking to have the complaint litigated in the United States District Court for the Middle District of Tennessee (the "District Court"), rather than the Bankruptcy Court. The Company filed timely oppositions to both motions, and, on October 27, 1999, the District Court denied WFNNB's motion to have the complaint litigated in the District Court. The Bankruptcy Court scheduled a hearing on December 6, 1999, to consider WFNNB's motion to dismiss and the Company's opposition thereto.

     On December 6, 1999, the Bankruptcy Court entered an order dismissing the Company's complaint. On December 16, 1999, the Company filed a motion asking the Court to clarify the order issued on December 6, 1999, and to grant the Company leave to file an amended complaint (the "Company's Motion"). On January 11, 2000, WFNNB responded with an objection to the Company's Motion. On February 22, 2000 the Bankruptcy Court entered an order granting the Company's Motion and the Company filed the amended complaint.

     At this time, it is not possible to predict the outcome of the Chapter 11 Cases or their effect on the Company's business. Additional information regarding the Chapter 11 Cases is set forth in Item 1. "Business -- Proceedings Under Chapter 11 of the Bankruptcy Code", Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Note B of Notes to Consolidated Financial Statements, and the Report of Independent Auditors included herein which includes an explanatory paragraph concerning a substantial doubt as to the Company's ability to continue as a going concern. If it is determined that the liabilities subject to compromise in the Chapter 11 Cases exceed the fair value of the assets, unsecured claims may be satisfied at less than 100 percent of their face value and the equity interests of the Company's shareholders may have no value.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     During fiscal 1999 and 1998, the Common Stock traded on the New York Stock Exchange (the "NYSE") under the symbol "SME." On March 17, 1999, the NYSE notified the Company that it was reviewing the listing status of the Company's listed securities, including the Common Stock. On December 2, 1999, the NYSE announced that trading in the Common Stock was suspended effective on that date and that the NYSE would apply with the SEC for delisting of the Common Stock. The Common Stock was delisted from the NYSE on January 31, 2000. Subsequent to December 2, 1999, the Common Stock has been traded on the National Quotation Bureau, LLC Pink Sheets (the "Pink Sheets") and on the OTC Bulletin Board under the symbol "SVCDQ". The high and low sales prices for the Common Stock as reported by the NYSE until December 2, 1999, and the high and low bid prices on the OTC Bulletin Board and in the Pink Sheets thereafter were as follows:

1999                                                          HIGH      LOW
----                                                          -----    -----
First Quarter...............................................  $1.13    $0.19
Second Quarter..............................................  $0.47    $0.25
Third Quarter...............................................  $0.38    $0.25
Fourth Quarter..............................................  $0.31    $0.08

1998                                                          HIGH      LOW
----                                                          -----    -----
First Quarter...............................................  $2.44    $1.63
Second Quarter..............................................  $2.25    $1.63
Third Quarter...............................................  $1.94    $1.50
Fourth Quarter..............................................  $1.69    $0.28

     As of February 27, 2000, the closing bid price reported on the OTC Bulletin Board was $0.14 and the approximate number of holders of the Common Stock was 5,724. The Company has not declared any cash dividends to shareholders for fiscal 1999 or 1998. The DIP Facility contains certain restrictive covenants, including a prohibition on the payment of cash dividends.

     On February 22, 2000, the Company announced that the plan or plans of reorganization presently being considered by the Company involve a debt conversion of the Company's prepetition unsecured claims into new common equity of the reorganized Company. Under such circumstances, the Common Stock would be cancelled and would result in existing shareholders of Common Stock receiving no value for their interests. The Company believes that the value of the Common Stock is highly speculative since it is highly likely that it will be cancelled, and therefore, be worthless if the expected plan of reorganization is consummated.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                      FISCAL YEAR
                                             --------------------------------------------------------------
                                                1999         1998         1997         1996         1995
                                             ----------   ----------   ----------   ----------   ----------
                                              (IN THOUSANDS, EXCEPT PER SHARE, STORE, RATIO AND RATE DATA)
RESULTS OF OPERATIONS
  Net sales(a).............................  $2,230,500   $3,169,525   $3,662,778   $3,955,016   $4,018,525
  Earnings (loss) before interest and
    income taxes(a)........................    (165,294)     (27,145)     (63,801)     138,564      162,078
  Interest expense -- debt and capitalized
    leases.................................      64,835       83,255       78,531       75,636       80,908
  Earnings (loss) before extraordinary loss
    and cumulative effect of change in
    accounting principle(a)................    (229,255)    (110,307)     (88,957)      39,330       50,325
  Net earnings (loss)(a)...................    (243,672)    (110,307)     (91,600)      39,330       50,325
RATIOS & RATES
  Gross margin to net sales................        22.2%        23.8%        23.2%        24.2%        24.3%
  Selling, general and administrative
    expenses to net sales(a)...............        26.0%        22.4%        19.8%        19.2%        18.7%
  Effective tax rate.......................         0.4%         0.1%        37.5%        37.5%        38.0%
  Earnings (loss) before extraordinary loss
    and cumulative effect of change in
    accounting principle to net sales(a)...       (10.3)%       (3.5)%       (2.4)%        1.0%         1.3%
  Net earnings (loss) to net sales(a)......       (10.9)%       (3.5)%       (2.5)%        1.0%         1.3%
PER COMMON SHARE -- BASIC AND DILUTED(b)
  Earnings (loss) per share before
    extraordinary loss and cumulative
    effect of change in accounting
    principle -- Basic.....................  $    (2.30)  $    (1.11)  $    (0.89)  $     0.39   $     0.50
  Earnings (loss) per share before
    extraordinary loss and cumulative
    effect of change in accounting
    principle -- Assuming dilution.........       (2.30)       (1.11)       (0.89)        0.39         0.50
  Net earnings (loss) per share -- Basic...       (2.45)       (1.11)       (0.92)        0.39         0.50
  Net earnings (loss) per share -- Assuming
    dilution...............................       (2.45)       (1.11)       (0.92)        0.39         0.50
  Weighted -- average common shares:
    Basic..................................      99,721       99,703       99,930       99,209       99,059
    Diluted................................      99,721       99,703       99,930      100,326      100,357
FINANCIAL POSITION
  Inventories..............................  $  642,997   $  896,303   $  929,818   $1,052,969   $1,034,467
  Notes payable............................      42,977      156,000           --           --           --
  Accounts payable.........................      67,318      228,373      482,235      639,887      679,107
  Working capital..........................     424,878      255,980      586,501      489,597      365,025
  Total assets(a)..........................   1,161,944    1,626,895    1,951,461    2,087,452    1,999,008
  Long-term obligations(c).................     101,014      508,385      761,522      682,156      623,286
  Shareholders' (deficit) equity...........     (17,061)     225,895      336,505      427,094      386,742
RATIOS
  Inventory turnover.......................         2.3x         2.6x         2.8x         2.9x         3.0x
  Current ratio(a).........................         2.3x         1.3x         1.7x         1.5x         1.4x
  Long-term debt to long-term debt +
    equity.................................       120.3%        69.2%        69.4%        61.5%        61.7%
OTHER INFORMATION
         Total net sales increase
           (decrease)......................       (29.6)%      (13.5)%       (7.4)%       (1.6)%       (0.8)%
  Comparable store net sales increase
    (decrease)(d)..........................        (7.8)%       (8.9)%       (3.1)%       (1.9)%       (3.3)%
  Number of stores.........................         223          350          361          401          410
ADJUSTED EBITDA DATA
  Adjusted EBITDA(e).......................  $ (122,867)  $   73,637   $   (4,561)  $  199,189   $  224,816
  Adjusted EBITDA to net sales.............        (5.5)%        2.3%        (0.1)%        5.0%         5.6%

                                                                      FISCAL YEAR
                                             --------------------------------------------------------------
                                                1999         1998         1997         1996         1995
                                             ----------   ----------   ----------   ----------   ----------
                                              (IN THOUSANDS, EXCEPT PER SHARE, STORE, RATIO AND RATE DATA)
CASH FLOW DATA
  Cash flow from operating activities......  $  192,639   $ (291,351)  $  (21,443)  $   65,737   $   72,829
  Cash flow from investing activities......      39,838      (36,189)     (23,270)     (29,926)     (47,778)
  Cash flow from financing activities......    (304,635)      97,120       78,879       58,431       (8,095)

---------------
(a) See Note D to Consolidated Financial Statements for a discussion of the cumulative effect of a change in accounting principle.

(b) Restated to reflect the adoption of Statement of Financial Accounting Standards ("SFAS") No. 128.

(c) Includes both long-term debt and long-term portion of capitalized lease obligations.

(d) Adjusted to reflect a comparable number of selling days.

(e) Adjusted EBITDA consists of net earnings before interest, income taxes, depreciation and amortization. Also included in Adjusted EBITDA is other amortization classified as selling, general and administrative expenses in the following amounts: 1999 -- ($136); 1998 -- $630; 1997 -- $992;
    1996 -- $966; 1995 -- $964. Certain amounts have been reclassified from selling, general and administrative expenses to interest expense for both current and prior periods. Adjusted EBITDA does not reflect restructuring charges or SFAS No. 121 charges. Adjusted EBITDA is not intended to represent net earnings, cash flow or any other measure of performance in accordance with generally accepted accounting principles, but is included because management believes certain investors find it to be a useful tool for measuring operating performance. While Adjusted EBITDA and similar variations thereof are frequently used as a measure of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report includes certain forward-looking statements (statements other than with respect to historical fact, including statements relating to the Company's 2000 Business Plan, its expected plan of reorganization and its expected DIP to Exit Facility) based upon management's beliefs, as well as assumptions made by and data currently available to management. This information has been, or in the future may be, included in reliance on the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on a variety of assumptions that may not be realized and are subject to significant business, economic, judicial and competitive uncertainties and potential contingencies, including those set forth below, many of which are beyond the Company's control. Actual results may differ materially from those anticipated in any such forward-looking statements. The Company undertakes no obligation to update or revise any such forward-looking statements.

     The forward-looking statements and the Company's liquidity, capital resources and results of operations are subject to a number of risks and uncertainties including, but not limited to, the following: approval of plans and activities by the Bankruptcy Court, including the proposed DIP to Exit Facility, proposed enhancements to the Company's existing employee retention program including the proposed enhanced severance program, and the Company's proposed strategic real estate initiatives; the ability of the Company to continue as a going concern; the ability of the Company to operate pursuant to the terms of the present DIP Facility and to consummate and operate pursuant to the terms of the DIP to Exit Facility; the ability of the Company to conduct successful clearance sales in connection with the 2000 Business Plan; the ability of the Company to sublease successfully portions of its real estate in connection with the 2000 Business Plan; the ability of the Company to complete its store refurbishment program within cost and time expectations; the successful implementation of the consolidation of its distribution centers; risks associated with third parties seeking and obtaining Court action to terminate or shorten the exclusivity period, the time for the Company to accept or reject executory contracts including its store leases, and for appointment of a Chapter 11 operation trustee or to convert the Company's reorganization cases to liquidations cases; the ability of the Company to operate successfully under a Chapter 11 proceeding, achieve planned sales and margin, and create and have approved a reorganization plan in the Chapter 11 Cases; potential adverse developments with respect to the Company's liquidity or results of operations; the ability of the Company to obtain shipments, negotiate and maintain terms with vendors and service providers for current orders; the ability to fund and execute the 2000 Business Plan; the ability of the Company to achieve cost-savings; the ability of the Company to enter into satisfactory arrangements with third parties with respect to real estate and internet related strategies; the ability of the Company to attract, retain and compensate key executives and associates; competitive pressures from other retailers, including specialty retailers and discount stores, which may affect the nature and viability of the Company's business strategy; trends in the economy as a whole which may affect consumer confidence and consumer demand for the types of goods sold by the Company; the seasonal nature of the Company's business and the ability of the Company to predict consumer demand as a whole, as well as demand for specific goods; the ability of the Company to attract and retain customers; potential adverse publicity; real estate occupancy and development costs, including the substantial fixed investment costs associated with opening, maintaining or closing a Company store; uncertainties with respect to continued public trading in the Company's securities; the ability to effect conversions to new technological systems; and the ability to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 cases.

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

     Actions to collect pre-petition indebtedness are stayed and other contractual obligations against the Debtors may not be enforced. In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts, including lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Bankruptcy Court. Although the Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy in 2001, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan(s) will be consummated. As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to submit a plan of reorganization for 120 days. On May 25, 1999, the Bankruptcy Court extended the period in which the Company had the exclusive right to file or advance a plan of reorganization to February 29, 2000. On February 2, 2000, the Bankruptcy Court extended the period in which the Company has the exclusive right to file or advance a plan of reorganization to April 30, 2001 and extended the right to solicit acceptance of its plan to June 30, 2001. If the Debtors fail to file a plan of reorganization during such period or if such plan is not accepted by the required number of creditors and equity holders, any party in interest may subsequently file its own plan of reorganization for the Debtors. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. The plan or plans currently being considered by the Company involve a debt conversion of the Company's prepetition on secured claims into new common equity of the reorganized Company. Under such circum-stances the existing common stock of the Company would be cancelled and would result in existing holders of the common stock receiving no value for their interests. The value of the common stock is highly speculative since it is highly probable that it will be cancelled, and therefore, worthless if the expected plan of reorganization is consummated.

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

     The Company has entered into the DIP Facility dated March 29, 1999 with Citicorp USA, Inc., as administrative agent, BankBoston, N.A. as documentation agent and collateral monitoring agent, and Salomon Smith Barney Inc. as sole arranger and book manager, for a debtor-in-possession credit facility under which the Company may borrow up to $750.0 million, subject to certain limitations, to fund ongoing working capital needs while it prepares a reorganization plan. The DIP Facility includes $100.0 million in term loans and a maximum of $650.0 million in revolving loans. The DIP Facility includes a $200.0 million sub-facility for standby and trade letters of credit. Interest rates on the DIP Facility are based on either the LIBOR plus 2.25% for LIBOR Loans or prime plus 1.25% for ABR Loans. The DIP Facility is secured by substantially all of the assets of the Company and its subsidiaries, subject only to valid, enforceable, subsisting and non-voidable liens of record as of the date of commencement of the Chapter 11 Cases and other liens permitted under the DIP Facility. On April 27, 1999, the Bankruptcy Court approved the DIP Facility.

     Borrowings under the DIP Facility are limited based on a borrowing base formula which considers eligible inventories, eligible trade letters of credit, eligible accounts receivable, mortgage values on eligible real properties, eligible leasehold interests, available cash equivalents and in-transit cash. Availability under the DIP Facility continues unless the Company breaches both the minimum EBITDA and minimum availability covenants, as defined in the DIP Facility. The Company believes the DIP Facility should provide it with adequate liquidity to conduct its operations while it prepares a reorganization plan or until the Company obtains a new credit facility. On February 21, 2000, the Company signed a commitment letter for a debtor in possession and exit credit facility. See "Management Discussion and Analysis of Financial Condition and Results of Operations -- DIP and Exit Credit Facility."

     On February 21, 2000, the Company signed a commitment letter with Fleet Retail Finance Inc. Subject to the expected approval of the Bankruptcy Court and closing, the Company's anticipated four-year, $600.0 million DIP to exit credit facility (the "DIP to Exit Facility") will replace the Company's existing $750.0 million DIP Facility (the "DIP Facility"). The DIP to Exit Facility will be agented by Fleet Retail Finance Inc. ("Fleet"), a co-agent of the DIP Facility, and fully underwritten by FleetBoston Robertson Stephens Inc.

     The Company believes the DIP to Exit Facility will be structured as a $600.0 million revolver, although Fleet has reserved the right to allocate up to $85.0 million to a term loan prior to closing. The DIP to Exit Facility also is expected to include a letter of credit subfacility of $150.0 million and permits subordinated secured financing in amounts up to an additional $50.0 million on terms reasonably satisfactory to Fleet. The DIP to Exit Facility is expected to require superpriority claim status and a first priority security interest in all assets subject to existing liens, and to contain certain other customary priority provisions.

     The DIP to Exit Facility is expected to be subject to various customary terms and conditions, and must be closed by the Company no later than May 31, 2000. The DIP to Exit Facility is expected to mature four years from closing but can be converted to exit financing by the Company at any time during the four-year term as long as applicable conditions to conversion are satisfied. The interest rate during the first year of the term is anticipated to be LIBOR plus 250 basis points or prime plus 75 basis points; thereafter, the Company believes the interest rate on the DIP to Exit Facility will be subject to quarterly adjustment pursuant to a pricing grid based on availability and/or EBITDA, as defined in the DIP to Exit Facility, with ranges of 200 to 275 basis points over LIBOR and 25 to 100 basis points over prime.

     The Company believes the DIP to Exit Facility will include various covenants designed to facilitate implementation of the 2000 Business Plan and the Company's anticipated emergence from Chapter 11 in 2001. To fund capital expenditures, including the Company's planned two-year store renovation program, the facility is expected to permit the Company to invest up to $70.0 million of capital expenditures during 2000 (plus certain incremental amounts based on the amount of subleased space completed during the fiscal year). In 2001, the DIP to Exit Facility is expected to permit capital expenditures up to $150.0 million less actual capital expenditures invested during 2000. During 2002 and 2003, the Company anticipates that it may invest up to $50.0 million each year with 100 percent carryover of unexpended amounts from prior years. The DIP to Exit Facility is expected to include a financial covenant test similar to the test in the current DIP Facility. The Company believes it would not breach this financial covenant unless unused borrowing availability falls below $50.0 million and the Company fails to meet specified minimum EBITDA performance (as defined in the DIP to Exit Facility) performance. Expected to be excluded from the EBITDA calculation are revenues and expenses associated with discontinued inventory lines, the Orlando and Montgomery distribution centers and the reduction in force plan (including payroll and severance) except with respect to non-continuing EBITDA amounts in excess of $100.0 million.

     The Company believes there will be no restrictions in the facility on the Company's ability to sublease and lease store space pursuant to the 2000 Business Plan; lease all or part of the corporate headquarters; sell, pursuant to sale-leasebacks or outright, the corporate headquarters, the Orlando and/or Montgomery distribution centers; and/or implement a credit card receivables securitization program. The Company also believes it will retain the ability to complete intercompany restructurings, intercompany asset transfers and intercompany/third-party real estate transactions.

     Events of default under the Facility are expected to include customary default provisions as well as key management provisions that would trigger a default in the event that both the current Chief Executive Officer and President ceased to be employed, unless at least one of them is replaced by a person reasonably satisfactory to Fleet within 90 days and/or the acquisition by any one person or entity of 50 percent of the voting stock of the Company. Closing of the facility is subject to customary closing conditions, including at least $155.0 million of availability at close and no material adverse change in the financial condition, operations or assets of the Company at the time of closing. Conversion of the facility to an exit financing is also expected to be based on customary closing conditions, including the Agent's reasonable satisfaction with capital structure, plan of reorganization and any materially revised projections, as well as the achievement by the Company of a specified trailing 12-month EBITDA (which varies depending on time of exit) and certain minimum availability (which varies from $50.0 to $100.0 million) depending on the time of exit.

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

     At this time, it is not possible to predict the outcome of the Chapter 11 Cases or their effect on the Company's business. Additional information regarding the Chapter 11 Cases is set forth in Item 1. "Business -- Proceedings Under Chapter 11 of the Bankruptcy Code", Note B of Notes to Consolidated Financial Statements and the Report of Independent Auditors included herein which includes an explanatory paragraph concerning a substantial doubt as to the Company's ability to continue as a going concern. If it is determined that the liabilities subject to compromise in the Chapter 11 Cases exceed the fair value of the assets, unsecured claims may be satisfied at less than 100% of their face value and the equity interests of the Company's shareholders may have no value. The Company believes the DIP Facility or, if consummated the DIP to Exit Facility should provide the Company with adequate liquidity to conduct its business while it prepares a reorganization plan. However, the Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties, including those set forth above under "Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995."

RESULTS OF OPERATIONS

  Fiscal Year Ended January 2, 2000 Compared to Fiscal Year Ended January 3,
1999

     The Company's consolidated statements of operations presentation changed in fiscal 1997 to disclose the financial statement impact of the inventory liquidations associated with the closed facilities as a result of restructuring and remerchandising activities. The line item "Closed facilities" represents activity specifically identifiable to inventory liquidations conducted in conjunction with (1) the Company's restructuring plan adopted on March 25, 1997 ("Restructuring Plan"); (2) the Company's rationalization plan adopted on March 8, 1999 ("Rationalization Plan") and (3) exiting the computer, infant, pet supply and other merchandise categories and certain components of the wireless communication and sporting goods categories as part of a remerchandising program. As of January 2, 2000, primarily all of the aforementioned merchandise categories have been liquidated. All activity for these items is classified in "Closed facilities." Prior year amounts reflect operating results for these same facilities and merchandise classifications. Selling, general and administrative expenses for closed facilities do not include any allocation of corporate overhead.

     The Company's business is highly seasonal with a significant portion of its sales occurring in the fourth quarter. Fourth quarter net sales accounted for 37.4% and 40.6% of total net sales in fiscal 1999 and 1998, respectively.

     The Company maintains its books using a 52/53 week year ending on the Sunday closest to the end of the calendar year. There were 52 weeks in the fiscal years ended January 2, 2000 and December 28, 1997. There were 53 weeks in the fiscal year ended January 3, 1999. In the fourth quarter of fiscal 1999, there were 13 reporting weeks. All previous quarters in fiscal years 1999, 1998 and 1997 were also reported on a 13 week basis, other than the fourth quarter of fiscal 1998, which was reported on a 14 week basis.

  Net Sales

     Total net sales for the Company were $2.23 billion in fiscal 1999 compared to $3.17 billion in fiscal 1998. The decline in net sales was primarily due to the closure of 127 stores as a result of the restructuring and remerchandising activities and out of stock levels associated with procurement difficulties encountered prior to the Chapter 11 filings.

     Net sales from operations excluding closed facilities were $2.0 billion for fiscal 1999 compared to $2.3 billion for fiscal 1998, a decrease of $285.0 million or 12.6%. Jewelry comparable store sales increased 1.1%, while hardline comparable store sales decreased 12.0%. Increases in jewelry sales were offset by sales decreases in electronics, toys and kids, and fitness/sports.

     Net sales from closed facilities were $0.3 billion for fiscal 1999 compared to $0.9 billion for fiscal 1998. Sales from closed facilities decreased primarily due to closing 127 under performing stores in fiscal 1999, as compared to nine under performing stores in fiscal 1998.

  Gross Margin

     In fiscal 1999, gross margin was $494.6 million as compared to $754.3 million in fiscal 1998. The decrease in gross margin dollars was primarily due to a decline in sales.

     Gross margin after cost of merchandise sold and buying and occupancy expenses and excluding closed facilities was $493.7 million, or 25.1% of net sales from operations excluding closed facilities for fiscal 1999, compared to $565.5 million, or 25.1% of net sales from operations excluding closed facilities for fiscal 1998. The decline in gross margin was primarily due to out of stock levels associated with procurement difficulties encountered prior to the Chapter 11 filings, which the Company believes adversely affected sales and gross margin.

     Gross margin for closed facilities, after cost of merchandise sold and buying and occupancy expenses, was $0.8 million, or 0.3% of sales of these facilities in fiscal 1999 as compared to gross margin of $188.8 million or 20.7% in fiscal 1998. The decrease in both gross margin dollars and rate was due to the volume of inventory liquidation and merchandise discounts offered in liquidating inventories at the 127 under performing stores closed in fiscal 1999 as compared to nine stores closed in fiscal 1998.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses declined $128.3 million in fiscal 1999 to $580.8 million from $709.1 million in fiscal 1998. The $128.3 million decline was primarily due to store closures, corporate downsizing and overhead reduction efforts.

     Selling, general and administrative expenses were $483.9 million, or 24.6% of net sales from operations excluding closed facilities for fiscal 1999 compared to $552.0 million, or 24.6% of net sales from operations excluding closed facilities for fiscal 1998. The decrease was primarily attributable to a $33.0 million decrease in employment costs and a $35.1 million decrease in other selling, general and administrative expenses primarily due to corporate downsizing and overhead reduction efforts.

     Selling, general and administrative expenses for closed facilities were $96.9 million, or 37.3% of net sales from operations for closed facilities for fiscal 1999 compared to $157.1 million, or 17.2% of net sales from operations for closed facilities for fiscal 1998. The decrease was primarily attributable to a $63.5 million decrease in employment costs offset by a $3.3 million increase in other selling, general and administrative expenses primarily due to store closures.

  Other Income

     Other income increased $25.5 million in fiscal 1999 to $38.4 million from $12.9 million in fiscal 1998. The increase was primarily due to gains on the sale of owned and leased properties.

  Depreciation and Amortization

     Depreciation and amortization on owned and leased property and equipment was $42.6 million for fiscal 1999 as compared to $57.1 million for fiscal 1998, a decrease of 25.4% primarily due to store closures and lower capital expenditures. Capital expenditures, excluding capitalized leases, decreased to $23.0 million in fiscal 1999 as compared to $50.7 million in fiscal 1998.

  Reorganization Items

     Reorganization items represent expenses incurred by the Company resulting from the Chapter 11 Cases specific to the reorganization process. For the fiscal year ended January 2, 2000, the Company recorded net reorganization items (income) of $1.8 million. Reorganization items include expenses of $18.4 million for professional fees, $11.8 million related to store closing costs, $9.8 million associated with the loss on disposal of assets, and other administrative items of $4.2 million, partially offset by income of $46.0 million associated with the reduction of accrued rent for rejected leases.

  Interest Expense

     Interest expense on debt and capitalized leases decreased to $64.8 million in fiscal 1999 from $83.3 million in fiscal 1998. As a result of the filing of the Chapter 11 Cases, the Company ceased accruing interest on the 8 3/8% Senior Notes and 9% Senior Subordinated Debentures on March 16, 1999.

  Extraordinary Item

     An extraordinary loss on the early extinguishment of debt was recorded in the amount of $7.9 million during the first quarter ended April 4, 1999. This charge related to the write-off of deferred financing charges paid in conjunction with the Company's prior Amended and Restated Credit Facility and Second Amended and Restated Credit Facility upon the consummation of the DIP Facility.

  Cumulative Effect of a Change in Accounting Principle

     The Company changed its method of accounting for layaway sales during fiscal 1999. The cumulative effect of the change for periods prior to fiscal 1999 is an increase in net loss of $6.6 million or ($0.07) per share. Layaway sales for 1999 have been recognized upon delivery of merchandise to the customer. Layaway sales in prior years were recognized when the initial layaway deposit was received. The Company changed its method of accounting for layaway sales in response to the Securities and Exchange Commission's Staff Accounting
Bulletin: No. 101 -- Revenue Recognition In Financial Statements.

  Income Tax

     The Company recognized an income tax benefit of $0.9 million for fiscal 1999 compared to $0.1 million for fiscal 1998. The Company has recorded a full valuation allowance on net deferred tax assets because realization of such assets in the future is uncertain.

  Restructuring Plan

     On March 25, 1997, the Company adopted a business restructuring plan to close up to 60 under performing stores and one distribution center (the "1997 Restructuring Plan"). As a result, a pre-tax charge of $129.5 million for restructuring costs was recorded in the first quarter of fiscal 1997. The components of the restructuring charge and an analysis of the amounts charged against the accrual for the fiscal year ended January 2, 2000 are outlined in the following table:

                                        ACCRUED                    1999 ACTIVITY                    ACCRUED
                                     RESTRUCTURING    ---------------------------------------    RESTRUCTURING
                                      COSTS AS OF     RESTRUCTURING      ASSET      CHANGE IN     COSTS AS OF
                                    JANUARY 3, 1999    COSTS PAID     WRITE-DOWNS   ESTIMATE    JANUARY 2, 2000
                                    ---------------   -------------   -----------   ---------   ---------------
                                                                  (IN THOUSANDS)
Lease termination and other real
  estate costs....................      $53,161          $(1,780)       $   --      $(43,487)       $7,894
Property and equipment
  write-downs.....................           --               --         2,489        (2,489)           --
                                        -------          -------        ------      --------        ------
         Total....................      $53,161          $(1,780)       $2,489      $(45,976)       $7,894
                                        =======          =======        ======      ========        ======

Note: The Accrued Restructuring Costs as of January 2, 2000 are included in liabilities subject to compromise.

     The closing of nine stores during the first half of fiscal 1998 brought the total number of closures, in accordance with the 1997 Restructuring Plan, to 53 stores and one distribution center. Store closures were completed as of May 1998. The Company closed less than 60 stores primarily due to the inability to negotiate acceptable exit terms from the related lessors.

     Restructuring costs paid during the fiscal year ended January 2, 2000, relate primarily to lease termination and other real estate costs. The Company paid $1.1 million in contractual rent payments and lease termination fees and $0.6 million in other real estate costs primarily related to utilities, common area maintenance fees, real estate taxes and brokerage costs.

     In connection with the Chapter 11 Cases, an initial change in estimate of $46.0 million was made to reflect the reduction allowed under Section 502(b)(6) of the Bankruptcy Code and recorded as a reorganization item. Amounts had been accrued according to the remaining leasehold obligations. Section 502(b)(6) limits a lessor's claim to the rent reserved by such lease, without acceleration, for the greater of one year, or 15 percent of the remaining lease, not to exceed three years. Any unpaid rent is included in the claim. Partially offsetting this reduction was a $2.5 million increase in estimate, resulting in a net change in estimate at January 2, 2000 of $43.5 million related to lease termination and other real estate costs.

     The leases remaining on closed locations as of January 2, 2000 vary in length with expiration dates ranging from January 2000 to October 2018.

     As of January 2, 2000, property and equipment associated with the 1997 Restructuring Plan have been written-down to reflect their estimated fair value. The Company anticipates selling or abandoning substantially all remaining owned property and equipment associated with the 1997 Restructuring Plan. Approximately 3,000 employees were terminated pursuant to the 1997 Restructuring Plan. All such terminations were completed as of May 1998.

  Rationalization Plan

     In February 1999, the Company announced a rationalization plan to close up to 132 stores, up to four distribution centers and to reduce corporate overhead (the "Rationalization Plan"). On March 8, 1999, as part of the Rationalization Plan and prior to the filing of the involuntary bankruptcy petition, the Board of Directors approved the adoption of a business restructuring plan to close 106 stores, to close the Dallas distribution center and to reduce the Company's workforce at its Nashville corporate offices by 150 employees. As a result, a pre-tax charge of $99.5 million for restructuring costs was recorded in the first quarter of 1999. On March 29, 1999 and in connection with the Chapter 11 Cases, store leases under this plan were approved for rejection by the Bankruptcy Court. The components of the restructuring charge and the amounts charged against the accrual through fiscal year ended January 2, 2000 are outlined in the following table.

                                                                   1999 ACTIVITY
                                       INITIAL CHARGE   ------------------------------------       ACCRUED
                                        RECORDED IN                     ASSET      CHANGE IN     COSTS AS OF
                                         MARCH 1999     COSTS PAID   WRITE-DOWNS   ESTIMATE    JANUARY 2, 2000
                                       --------------   ----------   -----------   ---------   ---------------
                                                                   (IN THOUSANDS)
Lease termination and other real
  estate costs.......................     $62,469        $ (9,297)    $     --     $(14,857)       $38,315
Property and equipment write-downs...      24,452              --      (19,298)      (5,154)            --
Employee severance...................      12,533          (9,237)          --       (2,818)           478
                                          -------        --------     --------     --------        -------
         Total.......................     $99,454        $(18,534)    $(19,298)    $(22,829)       $38,793
                                          =======        ========     ========     ========        =======

Note: The Accrued Costs as of January 2, 2000 are included in liabilities subject to compromise.

     The stores planned for closure included both owned and leased properties. Lease termination and other real estate costs consist principally of the remaining rental payments required under the closing stores' and distribution center's lease agreements under Section 502(b)(6) of the Bankruptcy Code, net of any actual or reasonably probable sublease income. Section 502(b)(6) limits the lessor's claim to the rent reserved by such lease, without acceleration, for the greater of one year, or 15 percent of the remaining term of the lease, not to exceed three years. Any unpaid rent is included in the claim. The Company experienced lower than expected expenses in lease terminations, dispositions of closed stores and severance payments during the fiscal year ended January 2, 2000. As a result, the Company reduced its estimate for these costs by $23.0 million.

     Restructuring costs paid during the fiscal year ended January 2, 2000, relate primarily to lease termination and other real estate costs. The Company incurred $2.3 million in contractual rent payments and lease termination fees, $7.0 million in other real estate costs primarily related to utilities, common area maintenance fees, real estate taxes and brokerage costs, and $9.2 million in severance costs.

     After taking into effect the above asset write-downs, the Company's carrying value of the property and equipment associated with the Rationalization Plan closures is $1.8 million as of January 2, 2000. This entire amount is classified as available for sale as all store closures are now complete. Assets available for sale are considered current assets and are included with "Prepaid expenses and other assets." The Company anticipates selling substantially all owned property and equipment associated with the closed stores.

     The employee severance provision was recorded for the planned termination of approximately 4,400 employees associated with the closures, as well as the reduction of corporate overhead. Substantially all such terminations were completed as of December 1999.

  Fiscal Year Ended January 3, 1999 Compared to Fiscal Year Ended December 28, 1997

     Net loss for fiscal 1998 was $110.3 million, or $1.11 per share, compared to net loss of $91.6 million, or $0.92 per share, for the year ended December 28, 1997 ("fiscal 1997"). The increase in net loss was primarily a result of decreased net sales and a $43.1 million impairment loss with respect to certain fixed assets.

  Net Sales

     Net sales were $3.17 billion for fiscal 1998 compared to $3.66 billion for fiscal 1997. The decrease of $493.3 million or 13.5%, was the result of an 8.9% decline in comparable store sales and a decline in net sales from closed facilities of $311.1 million due to the closure of 53 under performing stores during 1997 and 1998. Net sales from operations excluding closed facilities were $2.26 billion for fiscal 1998 compared to $2.44 billion for fiscal 1997, a decrease of $182.2 million or 7.5%. Comparable store sales declined 8.9%. Jewelry comparable store sales increased 3.6%. Improvements in gold sales, jewelry special sales events and warranty sales were offset by sales declines in watches, diamonds and precious and semi-precious stones.

     Hardline comparable store sales were down 13.6%. Sales improvements in decorative home, seasonal, telephone, home furnishing and photo categories were offset by sales declines in sporting and fitness, toys, small appliances, housewares, audio and home office equipment.

     Net sales from closed facilities were $913.9 million for fiscal 1998 compared to $1.2 billion for fiscal 1997. Sales from closed facilities for fiscal 1998 decreased from fiscal 1997 due to store closures.

  Gross Margin

     In fiscal 1998, gross margin was $754.3 million as compared to $851.0 million in fiscal 1997. The decrease in gross margin dollars was primarily due to the overall decline in sales.

     Gross margin after cost of merchandise sold and buying and occupancy expenses and excluding closed facilities decreased to $565.5 million, or 25.1% of net sales from operations excluding closed facilities for fiscal 1998, compared to $620.1 million, or 25.4% of net sales from operations excluding closed facilities for fiscal 1997. The reduced gross margin rate reflects a $14.7 million write-down lowering discontinued inventory items to their net realizable value and competition induced price mark-downs, partially offset by a shift to a higher margin merchandise assortment.

     Gross margin after cost of merchandise sold and buying and occupancy expenses, for closed facilities was $188.8 million, or 20.7% of sales from closed facilities for fiscal 1998 as compared to $230.9 million, or 18.9% of sales from closed facilities for fiscal 1997. The decrease in gross margin was due to store closures.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses declined $20.5 million in fiscal 1998 to $709.1 million from $729.6 million in fiscal 1997. The $20.5 million decline was primarily due to store closures and favorable results from the private label credit card.

     Selling, general and administrative expenses of operations excluding closed facilities were $552.0 million, or 24.5% of sales from operations excluding closed facilities for fiscal 1998 compared to $516.6 million, or 21.2% of sales from operations excluding closed facilities for fiscal 1997. The increase in selling, general and administrative expenses was primarily attributable to an increase in legal and consulting expenses of operations excluding closed facilities as a result of restructuring and remerchandising activities incurred primarily in the third and fourth quarters of fiscal 1998. This increase as a percent of sales was partially offset by income of $19.6 million recognized from the private label credit card program.

     Selling, general and administrative expenses for closed facilities were $157.1 million for fiscal 1998 compared to $213.0 million in fiscal 1997. The closing of the 44 underperforming stores completed in July 1997 resulted in the decreased selling, general and administrative costs for fiscal 1998.

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

  Income Tax

     The Company recognized an income tax benefit of $0.1 million for fiscal 1998 compared to $53.4 million for fiscal 1997. The decrease in the benefit was primarily due to the recording of a full valuation allowance against deferred tax assets of $48.1 million. The effective income tax rate was reduced to 0.1% for fiscal 1998 compared to 37.5% for fiscal 1997.

  Restructuring Plan

     The closing of nine stores during the first half of fiscal 1998 brought the total number of closures in accordance with the 1997 Restructuring Plan to 53 stores and one distribution center. Store closures related to the 1997 Restructuring Plan were completed in May 1998. Impairment charges recognized on the nine stores closed in fiscal 1998 were $5.2 million. The components of the restructuring charges and an analysis of the amounts charged against the accrual during fiscal 1998 are outlined in the following table:

                               ACCRUED                     1998 ACTIVITY                    ACCRUED
                            RESTRUCTURING     ---------------------------------------    RESTRUCTURING
                             COSTS AS OF      RESTRUCTURING      ASSET      CHANGE IN     COSTS AS OF
                          DECEMBER 28, 1997    COSTS PAID     WRITE-DOWNS   ESTIMATE    JANUARY 3, 1999
                          -----------------   -------------   -----------   ---------   ---------------
                                                         (IN THOUSANDS)
Lease termination and
  other real estate
  costs.................       $73,511          $(13,737)       $   --      $ (6,613)       $53,161
Property and equipment
  write-downs...........            --                --         5,706        (5,706)            --
Employee severance......           531              (155)           --          (376)            --
Other exit costs........         2,200                --            --        (2,200)            --
                               -------          --------        ------      --------        -------
          Total.........       $76,242          $(13,892)       $5,706      $(14,895)        53,161
                               =======          ========        ======      ========        =======
          Less: Current
            portion.....                                                                     (7,864)
                                                                                            -------
                                                                                            $45,297
                                                                                            =======

     The 1997 Restructuring Plan adopted by the Company in 1997 was for the closure of up to 60 stores and one distribution center. The Company closed less than 60 stores primarily due to the inability to negotiate acceptable exit terms from the related lessors. Restructuring costs paid during fiscal 1998 relate primarily to lease termination and other real estate costs. Lease termination and other real estate costs consist principally of the remaining rental payments required under the closing stores' lease agreements, net of any actual or reasonably probable sublease income, as well as early termination costs. The leases remaining on closed locations as of January 3, 1999 vary in length with expiration dates ranging from February 1999 to December 2030.

     Changes in estimates are representative of conditions existing as of January 3, 1999. Due to favorable lease termination experience in the second half of fiscal 1998 and favorable experience related to the sale of property and equipment associated with the store closures, restructure reserves of $14.9 million were reversed in the fourth quarter of fiscal 1998.

     The 1997 Restructuring Plan was based on an analysis of individual store performance based on cash flow return on committed capital, suitability within marketing demographic profiles and strategic geographic positioning. After the effect of charges and costs related specifically to the closings, the immediate ongoing impact of the closings on net income was insignificant as the stores closed were near break-even contributors.

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

     In the third quarter of fiscal 1998, the Company completed the remerchandising portion of the Restructuring Plan.

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

LIQUIDITY AND CAPITAL RESOURCES

     On March 27, 1999, the Debtors filed the Chapter 11 Cases which will affect the Company's liquidity and capital resources in fiscal 2000. See Item 1. "Business -- Proceedings Under Chapter 11 of the Bankruptcy Code."

     Availability under the Company's bank credit facility, and trade credit and terms from vendors provided the resources required to support operations, seasonal working capital requirements and capital expenditures during fiscal 1999. The Company's business is highly seasonal with the Company's inventory investment and related short-term borrowing requirements reaching a peak prior to the Christmas season. Historically, positive cash flow from operations has been generated principally in the latter part of the fourth quarter of each fiscal year, in line with the seasonal nature of the Company's business.

     Net cash provided (used) by operations was $192.6 million for fiscal 1999 as compared to ($291.4) million for fiscal 1998 and ($21.4) million for fiscal 1997. Cash flow from operations increased for fiscal 1999 compared to fiscal 1998 primarily as a result of: (i) reduced disbursements as a result of the bankruptcy filing and the concomitant reclassification of pre-petition liabilities to liabilities subject to compromise; (ii) cash generated from the liquidation of inventory as a result of store closings; and (iii) improved vendor terms, resulting in higher post petition accounts payable balances. Cash flow from operations decreased for fiscal 1998 compared to fiscal 1997 as a result of: (i) decreased earnings attributable in part to cash payments related to restructuring and remerchandising activities; (ii) reductions in accounts payable due to decreased purchase volumes as a result of the store closings, a negotiated contraction in payment terms in exchange for revised economics with certain vendors, aggressive use of anticipation discounts or cash in advance payments at year-end and changes in merchandise mix which changed the average terms. These factors were partially offset by inventory liquidations associated with the closing stores.

     Net cash provided (used) by investing activities was $39.8 million, ($36.2) million, and ($23.3) million for fiscal 1999, 1998, and 1997, respectively. Cash provided in fiscal 1999 by investing activities resulted primarily from proceeds from the sale of real estate assets offset by capital spending.

     Net cash provided (used) by financing activities was ($304.6) million, $97.1 million and $78.9 million for fiscal 1999, 1998, and 1997, respectively. Cash provided in fiscal 1997 from financing activities reflected a $200 million term loan obtained in connection with the completion of the Company's $900.0 million, five-year Amended and Restated Credit Facility in the third quarter of fiscal 1997. This was partially offset by the retirement of $86.2 million of Senior Notes due 2001 and $17.4 million of debt issuance costs incurred primarily for the Amended and Restated Credit Facility. Additionally, the Company paid $15.8 million in mortgage payments including both prepayments and regularly scheduled payments. In fiscal 1998, cash provided by financing activities reflected $156.0 million in net short-term borrowings. In fiscal 1999, cash used in financing activities of $304.6 million went towards paying down the Company's total debts.

  Capital Expenditures

     Capital expenditures in fiscal 1999 and 1998 related primarily to information systems improvements, capital maintenance, remodeling of certain stores and new store construction. In fiscal 1999, the Company opened one store and closed 128 stores, including 106 under performing stores as part of the Rationalization Plan, as compared to the opening of six stores and closing of 17 stores in fiscal 1998. In fiscal 1997, the Company opened five stores and closed 45 stores.

     Planned capital expenditures for fiscal 2000 are expected to be approximately $65.0 million and are expected to be directed primarily to store remodels, capital maintenance, and information systems improvements. The Company expects to fund these planned expenditures primarily with borrowings under the DIP to Exit Facility and with cash flows from operations including proceeds from inventory clearance sales related to exited categories, subject to Bankruptcy Court approval.

  Capital Structure

     The Company's principal sources of liquidity during fiscal 1999 were borrowings under the DIP Facility, which included a $100.0 million term loan and a revolving credit facility with a maximum commitment level of $650.0 million and terms from vendors. At January 2, 2000, the Company had $42.9 million in revolving loans outstanding under the DIP Facility. The Company had $156.0 million in revolving loans outstanding on January 3, 1999.

     Average short-term borrowings for fiscal 1999 increased to $157.2 million as compared to $55.0 million for fiscal 1998, due primarily to reductions in term loan amounts. Short-term borrowings under the revolver portion of the DIP Facility reached a maximum of $382.2 million during fiscal 1999 as compared to $298.8 million in fiscal 1998.

     Total debt as a percentage of total capital for fiscal 1999 was 102.9% as compared to 79.8% in fiscal 1998 and 70.2% in fiscal 1997. The 1999 figure exceeds 100% as a result of the shareholder's equity deficit.

     On December 15, 1998, the Company announced that it had not made the approximately $13.5 million interest payment due December 15, 1998 on its 9% Subordinated Debentures. The related indenture provides for a 30 day grace period. The Company stated that it would evaluate available alternatives during that period. The Company obtained a 30 day waiver with respect to any cross default under the Amended and Restated Credit Facility with respect to the failure to make the December 15, 1998 interest payment. The non-payment of the interest on the 9% Subordinated Debentures was a default under the Amended and Restated Credit Facility and the Company's operating performance, absent a waiver, would have resulted in a breach of the fixed-charge coverage ratio covenants in agreements with First American National Bank and the Canadian

Imperial Bank of Commerce. On January 14, 1999, the Company made the approximately $13.5 million interest payment on the 9% Subordinated Debentures.

     As a first step in an effort to effect an out-of-court restructuring plan, on January 20, 1999, the Company completed the Second Amended and Restated Credit Facility, a $750.0 million, 30 month, asset-based credit facility replacing the Amended and Restated Credit Facility. The Second Amended and Restated Credit Facility included $150.0 million in term loans and a maximum of $600.0 million in revolving loans. Financial covenants were subject to amendment pending the finalization of the Company's business plan. The Second Amended and Restated Credit Facility included a $200.0 million sub-facility for standby and trade letters of credit. Interest rates on the Second Amended and Restated Credit Facility were based on either Prime Rate + 1.50% or Eurodollar + 2.75%. The Second Amended and Restated Credit Facility was secured by all material unencumbered assets of the Company, including inventory but excluding previously mortgaged property and leasehold interests.

     Borrowings under the Second Amended and Restated Credit Facility were limited based on a borrowing base formula which considered eligible inventories, eligible accounts receivable and mortgage values on eligible real properties, and limitations contained in the Company's public senior subordinated debt indenture. The Second Amended and Restated Credit Facility contained certain restrictive covenants, the most restrictive of which included: (a) maintenance of an EBITDA amount, (b) restrictions on dividends and the incurrence of additional indebtedness, (c) restrictions on incurring and assuming liens on property or assets, (d) restrictions on mergers, consolidations, and sales of assets, and (e) a capital spending maximum of $50.0 million annually. Additionally, the Second Amended and Restated Credit Facility required borrowings outstanding under the revolving loans to be less than an amount to be specified at a later date for a period of 30 consecutive days each year. From the date of its completion through the filing of the Chapter 11 Cases and completion of the DIP Facility, availability under the Second Amended and Restated Credit Facility was the Company's primary source of liquidity.

     On March 29, 1999, the Company entered into the DIP Facility which replaced the Second Amended and Restated Credit Facility and which the Company believed would provide liquidity for the Company's operations while it prepared a reorganization plan. However, there can be no assurance that the Company will be able to access liquidity from the DIP Facility or from any other source, or that such liquidity will be sufficient to meet the Company's needs. On April 27, 1999, the Bankruptcy Court approved the DIP Facility. The DIP facility terminates no later than June 30, 2001.

     Performance against covenants under the DIP Facility is set forth below:

COVENANT                                                   THRESHOLD          ACTUAL
--------                                                 -------------    --------------
A.  1999 Capital Expenditures..........................  $50.0 million    $25.6 million
B.  Minimum Availability (February 24, 2000)...........  $50.0 million    $233.2 million
                          OR
    Minimum EBITDA (Period ended January 2, 2000)......  $26.0 million    $56.7 million

Note: EBITDA is calculated as defined in the Second Amendment to the DIP
      Facility.

     On February 21, 2000, the Company signed a commitment letter with Fleet Retail Finance Inc. Subject to the expected approval of the Bankruptcy Court and closing, the Company's anticipated four-year, $600.0 million DIP to exit credit facility (the "DIP to Exit Facility") will replace the Company's existing $750.0 million DIP Facility (the "DIP Facility"). The DIP to Exit Facility will be agented by Fleet Retail Finance Inc. ("Fleet"), a co-agent of the DIP Facility, and fully underwritten by FleetBoston Robertson Stephens Inc.

     The Company believes the DIP to Exit Facility will be structured as a $600.0 million revolver, although Fleet has reserved the right to allocate up to $85.0 million to a term loan prior to closing. The DIP to Exit Facility also is expected to include a letter of credit subfacility of $150.0 million and permits subordinated secured financing in amounts up to an additional $50.0 million on terms reasonably satisfactory to Fleet. The DIP to Exit Facility is expected to require superpriority claim status and a first priority security interest in all assets subject to existing liens, and to contain certain other customary priority provisions.

     The DIP to Exit Facility is expected to be subject to various customary terms and conditions, and must be closed by the Company no later than May 31, 2000. The DIP to Exit Facility is expected to mature four years from closing but can be converted to exit financing by the Company at any time during the four-year term as long as applicable conditions to conversion are satisfied. The interest rate during the first year of the term is anticipated to be LIBOR plus 250 basis points or prime plus 75 basis points; thereafter, the Company believes the interest rate on the DIP to Exit Facility will be subject to quarterly adjustment pursuant to a pricing grid based on availability and/or EBITDA, as defined in the DIP to Exit Facility, with ranges of 200 to 275 basis points over LIBOR and 25 to 100 basis points over prime.

     The Company believes the DIP to Exit Facility will include various covenants designed to facilitate implementation of the 2000 Business Plan and the Company's anticipated emergence from Chapter 11 in 2001. To fund capital expenditures, including the Company's planned two-year store renovation program, the facility is expected to permit the Company to invest up to $70.0 million of capital expenditures during 2000 (plus certain incremental amounts based on the amount of subleased space completed during the fiscal year). In 2001, the DIP to Exit Facility is expected to permit capital expenditures up to $150.0 million less actual capital expenditures invested during 2000. During 2002 and 2003, the Company anticipates that it may invest up to $50.0 million each year with 100 percent carryover of unexpended amounts from prior years. The DIP to Exit Facility is expected to include a financial covenant test similar to the test in the current DIP Facility. The Company believes it would not breach this financial covenant unless unused borrowing availability falls below $50.0 million and the Company fails to meet specified minimum EBITDA performance (as defined in the DIP to Exit Facility) performance. Expected to be excluded from the EBITDA calculation are revenues and expenses associated with discontinued inventory lines, the Orlando and Montgomery distribution centers and the reduction in force plan (including payroll and severance) except with respect to non-continuing EBITDA amounts in excess of $100.0 million.

     The Company believes there will be no restrictions in the DIP to Exit Facility on the Company's ability to sublease and lease store space pursuant to the 2000 Business Plan; lease all or part of the corporate headquarters; sell, pursuant to sale-leasebacks or outright, the corporate headquarters, the Orlando and/or Montgomery distribution centers; and/or implement a credit card receivables securitization program. The Company also believes it will retain the ability to complete intercompany restructurings, intercompany asset transfers and intercompany/third-party real estate transactions.

     Events of default under the Facility are expected to include customary default provisions as well as key management provisions that would trigger a default in the event that both the current Chief Executive Officer and President ceased to be employed, unless at least one of them is replaced by a person reasonably satisfactory to Fleet within 90 days and/or the acquisition by any one person or entity of 50 percent of the voting stock of the Company. Closing of the DIP to Exit Facility is subject to customary closing conditions, including at least $155.0 million of availability at close and no material adverse change in the financial condition, operations or assets of the Company at the time of closing. Conversion of the DIP to Exit Facility to an exit financing is also expected to be based on customary closing conditions, including the Agent's reasonable satisfaction with capital structure, plan of reorganization and any materially revised projections, as well as the achievement by the Company of a specified trailing 12-month EBITDA (which varies depending on time of exit) and certain minimum availability (which varies from $50.0 to $100.0 million) depending on the time of exit.

     There can be no assurance that the Company will be able to access liquidity from the DIP Facility, or consummate and access liquidity from the DIP to Exit Facility, or from any other source, or that such liquidity will be sufficient to meet the Company's needs. See "Management Discussion and Analysis of Financial Conditions and Results of Operations -- Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995."

  Inflation

     The Company does not believe inflation has had a material impact on the Company's net sales or net earnings (loss) during the last three fiscal years.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This pronouncement was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." This pronouncement postpones the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently in the process of analyzing the impact of the adoption of this Statement.

YEAR 2000 UPDATE

     The Year 2000 issue was primarily the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. As a result, such computer systems would be unable to interpret dates beyond the year 1999, which could have caused a system failure or other computer errors leading to a disruption in the operation of such systems. In 1997, the Company developed a strategic plan to update its information systems in order to meet business needs. As a result of this plan, several major processing systems were replaced or significantly upgraded during 1998 and 1999, and are, for the most part, Year 2000 compliant, including certain point of sale systems, human resources and financial reporting systems. The Company's plan devoted the necessary resources to identify and modify systems potentially impacted by Year 2000, or implement new systems to become Year 2000 compliant in a timely manner. In 1999, the Company executed its year 2000 plan as systems potentially impacted by Year 2000 were identified and, if necessary, were modified. In addition, the Company developed contingency plans for key operational areas that could have been impacted by the Year 2000 problem. Total expenditures for the Year 2000 plan were approximately $2.6 million. The Company did not incur any significant Year 2000 issues during, or after, the move into the new calendar year.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's operations are subject to market risks primarily from changes in interest rates. The Company has immaterial exposure to exchange rate risk. The Company has managed its interest rate risk by entering into interest rate swap agreements and balancing its debt portfolio with both fixed and floating rate borrowings. As of January 2, 2000, the Company was a party to interest rate swaps covering $125.0 million in principal amount of indebtedness and expiring in December 2000. These swaps exchange the Company's floating interest rate exposure on $125.0 million in debt for fixed interest rate exposure. The Company will pay a weighted average fixed rate of 5.97% on the $125.0 million notional amount rather than the three-month LIBOR rate, which was 6.18% as of January 2, 2000. The fair value of the interest rate swap agreements was ($2.3) million as of January 2, 2000. The following table summarizes as of January 2, 2000, the amount of fixed interest rate indebtedness and the amount of variable rate indebtedness that will become due in the stated period. See Note L to the Consolidated Financial Statements.

    CONTRACTUAL MATURITY DATES OF TERM LOAN AND LONG-TERM DEBT AS OF 1/2/00
                          (INCLUDING CURRENT PORTION)

                              2000       2001      2002       2003       2004     THEREAFTER    TOTAL     FAIR VALUE
                             -------   --------   -------   --------   --------   ----------   --------   ----------
                                                                 (IN THOUSANDS)
Fixed Rate Debt............  $ 5,612   $ 18,382   $ 4,926   $155,389   $158,472    $47,867     $390,648    $109,838
Average interest rate......     8.91%      8.92%     8.92%      8.91%      8.83%      8.39%
Variable Rate Debt.........   27,667     98,500    12,192         --         --         --      138,359     137,837
                                                                                               --------    --------
Average interest rate......     7.94%      7.93%     7.03%        --%        --%        --%
         Total Debt........  $33,279   $116,882   $17,118   $155,389   $158,472    $47,867     $529,007    $247,675
                                                                                               ========    ========

      EXPECTED MATURITY DATES OF TERM LOAN AND LONG-TERM DEBT AS OF 1/3/99
                          (INCLUDING CURRENT PORTION)

                               1999      2000      2001       2002       2003     THEREAFTER    TOTAL     FAIR VALUE
                              -------   -------   -------   --------   --------   ----------   --------   ----------
                                                                  (IN THOUSANDS)
Fixed Rate Debt.............  $ 3,903   $ 4,417   $18,623   $  5,074   $155,884    $217,591    $405,492    $164,171
Average interest rate.......     8.96%     8.96%     8.97%      8.97%      9.07%       9.05%
Variable Rate Debt..........   20,138    17,333     3,962    220,008          0      20,300     281,741     272,010
                                                                                               --------    --------
Average interest rate.......     7.09%     7.19%     7.53%      8.26%      3.72%       3.72%
         Total Debt.........  $24,041   $21,750   $22,585   $225,082   $155,884    $237,891    $687,233    $436,181
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           FISCAL YEAR ENDED
                                                                ----------------------------------------
                                                                JANUARY 2,    JANUARY 3,    DECEMBER 28,
                                                                   2000          1999           1997
                                                                ----------    ----------    ------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales:
  Operations excluding closed facilities....................    $1,970,611    $2,255,595     $2,437,792
  Closed facilities.........................................       259,889       913,930      1,224,986
                                                                ----------    ----------     ----------
                                                                 2,230,500     3,169,525      3,662,778
Cost of merchandise sold and buying and occupancy expenses:
  Operations excluding closed facilities....................     1,476,883     1,690,113      1,817,709
  Closed facilities.........................................       259,065       725,143        994,053
                                                                ----------    ----------     ----------
                                                                 1,735,948     2,415,256      2,811,762
                                                                ----------    ----------     ----------
Gross margin after cost of merchandise sold and buying and
  occupancy expenses:
  Operations excluding closed facilities....................       493,728       565,482        620,083
  Closed facilities.........................................           824       188,787        230,933
                                                                ----------    ----------     ----------
                                                                   494,552       754,269        851,016
                                                                ----------    ----------     ----------
Selling, general and administrative expenses:
  Operations excluding closed facilities....................       483,911       552,016        516,612
  Closed facilities.........................................        96,853       157,069        213,018
                                                                ----------    ----------     ----------
                                                                   580,764       709,085        729,630
                                                                ----------    ----------     ----------
Other income, net...........................................       (38,402)      (12,927)        (2,571)
Restructuring charge (credit)...............................        76,743       (14,895)       129,510
Impairment of assets........................................            --        43,079             --
Depreciation and amortization:
  Operations excluding closed facilities....................        40,063        43,034         41,877
  Closed facilities.........................................         2,501        14,038         16,371
                                                                ----------    ----------     ----------
                                                                    42,564        57,072         58,248
                                                                ----------    ----------     ----------
Reorganization items (income)...............................        (1,823)           --             --
                                                                ----------    ----------     ----------
Loss before interest, income tax, extraordinary item, and
  cumulative effect of a change in accounting principle.....      (165,294)      (27,145)       (63,801)
Interest expense (contractual interest $87,360 for the year
  ended January 2, 2000)....................................        64,835        83,255         78,531
                                                                ----------    ----------     ----------
Loss before income tax, extraordinary item, and cumulative
  effect of a change in accounting principle................      (230,129)     (110,400)      (142,332)
Income tax benefit..........................................          (874)          (93)       (53,375)
                                                                ----------    ----------     ----------
Loss before extraordinary item and cumulative effect of a
  change in accounting principle............................      (229,255)     (110,307)       (88,957)
Extraordinary loss from early extinguishment of debt........        (7,851)           --         (2,643)
Cumulative effect of a change in recording layaway sales....        (6,566)           --             --
                                                                ----------    ----------     ----------
Net loss....................................................    $ (243,672)   $ (110,307)    $  (91,600)
                                                                ==========    ==========     ==========
Loss Per Common Share -- basic and diluted:
Loss before extraordinary item and cumulative effect of a
  change in accounting principle............................    $    (2.30)   $    (1.11)    $    (0.89)
Extraordinary loss from early extinguishment of debt........         (0.08)           --          (0.03)
Cumulative effect of a change in recording layaway sales....         (0.07)           --             --
                                                                ----------    ----------     ----------
Net loss....................................................    $    (2.45)   $    (1.11)    $    (0.92)
                                                                ==========    ==========     ==========
Pro forma amounts assuming the new layaway sales recognition is applied retroactively:
Loss before extraordinary item..............................    $ (229,255)   $ (109,078)    $  (84,888)
Loss per common share -- basic and diluted..................    $    (2.30)   $    (1.09)    $    (0.85)
Net loss....................................................    $ (237,106)   $ (109,078)    $  (87,531)
Loss per common share -- basic and diluted..................    $    (2.38)   $    (1.09)    $    (0.88)

  The accompanying notes are an integral part of these consolidated financial statements.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

                          CONSOLIDATED BALANCE SHEETS

                                                              JANUARY 2,    JANUARY 3,
                                                                 2000          1999
                                                              ----------    ----------
                                                                   (IN THOUSANDS,
                                                               EXCEPT PER SHARE DATA)
                           ASSETS
Current Assets:
  Cash and cash equivalents.................................  $   61,591    $  133,749
  Accounts receivable, net of allowance of $19,474 and
     $2,999, respectively...................................      13,171        38,098
  Refundable income taxes...................................          --        10,769
  Inventories...............................................     642,997       896,303
  Prepaid expenses and other assets.........................      29,135        24,379
                                                              ----------    ----------
          TOTAL CURRENT ASSETS..............................     746,894     1,103,298
Net property and equipment -- owned.........................     353,078       439,710
Net property and equipment -- leased........................      14,636        21,297
Other assets and deferred charges...........................      47,336        62,590
                                                              ----------    ----------
          TOTAL ASSETS......................................  $1,161,944    $1,626,895
                                                              ==========    ==========
       LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Liabilities Not Subject To Compromise
Current Liabilities:
  Notes payable.............................................  $   42,977    $  156,000
  Accounts payable..........................................      67,318       228,373
  Accrued expenses..........................................     181,860       224,813
  State and local sales taxes...............................      28,737         1,726
  Accrued restructuring costs...............................          38         7,864
  Borrowings classified as current..........................       1,000       220,041
  Current maturities of capitalized lease obligations.......          86         8,501
                                                              ----------    ----------
          TOTAL CURRENT LIABILITIES.........................     322,016       847,318
Long Term Liabilities:
  Accrued restructuring costs...............................          --        45,297
  Long-term debt............................................      98,500       467,192
  Capitalized lease obligations.............................       2,514        41,193
                                                              ----------    ----------
          TOTAL LONG-TERM LIABILITIES.......................     101,014       553,682
Liabilities Subject To Compromise...........................     755,975            --
                                                              ----------    ----------
          TOTAL LIABILITIES.................................   1,179,005     1,401,000
                                                              ----------    ----------
Commitments and contingencies (Note R)
SHAREHOLDERS' (DEFICIT) EQUITY
  Preferred stock, $1 par value, authorized, 4,600 shares,
     undesignated as to rate and other rights, none
     issued.................................................          --            --
  Series A Junior Preferred Stock, $1 par value, authorized
     1,100 shares, none issued..............................          --            --
  Common stock, $.50 par value, authorized 500,000 shares,
     issued and outstanding 100,012 and 100,340 shares,
     respectively...........................................      50,006        50,170
  Additional paid-in capital................................       6,424         7,680
  Deferred compensation.....................................        (708)       (1,975)
  Accumulated other comprehensive loss......................          --          (869)
  Retained (deficit) earnings...............................     (72,783)      170,889
                                                              ----------    ----------
          TOTAL SHAREHOLDERS' (DEFICIT) EQUITY..............     (17,061)      225,895
                                                              ----------    ----------
          TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)
            EQUITY..........................................  $1,161,944    $1,626,895
                                                              ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY

                                                                                      ACCUMULATED
                                       COMMON STOCK                                      OTHER
                                     -----------------   ADDITIONAL                  COMPREHENSIVE   RETAINED
                                     COMMON      PAR      PAID-IN       DEFERRED        INCOME       (DEFICIT)
                                     SHARES     VALUE     CAPITAL     COMPENSATION      (LOSS)       EARNINGS      TOTAL
                                     -------   -------   ----------   ------------   -------------   ---------   ---------
                                                                        (IN THOUSANDS)
BALANCE DECEMBER 29, 1996..........   99,758   $49,879    $ 5,670       $(1,251)         $  --       $ 372,796   $ 427,094
  Net loss.........................       --        --         --            --             --         (91,600)    (91,600)
  Exercise of stock options........       57        29         75            --             --              --         104
  Shares issued under restricted
    stock awards...................      621       310      2,393        (2,703)            --              --          --
  Amortization of deferred
    compensation...................       --        --         --           948             --              --         948
  Cancellation/forfeiture of
    restricted stock...............      (60)      (30)      (230)          219             --              --         (41)
                                     -------   -------    -------       -------          -----       ---------   ---------
BALANCE DECEMBER 28, 1997..........  100,376    50,188      7,908        (2,787)            --         281,196     336,505
  Comprehensive loss:
    Net loss.......................       --        --         --            --             --        (110,307)   (110,307)
    Minimum pension liability
      adjustment...................       --        --         --            --           (869)             --        (869)
                                                                                                                 ---------
    Comprehensive net loss.........                                                                               (111,176)
  Shares issued under restricted
    stock awards...................       50        25         83          (108)            --              --          --
  Amortization of deferred
    compensation...................       --        --         --           625             --              --         625
  Cancellation/forfeiture of
    restricted stock...............      (86)      (43)      (311)          295             --              --         (59)
                                     -------   -------    -------       -------          -----       ---------   ---------
BALANCE JANUARY 3, 1999............  100,340    50,170      7,680        (1,975)          (869)        170,889     225,895
  Comprehensive loss:
    Net loss.......................       --        --         --            --             --        (243,672)   (243,672)
    Minimum pension liability
      adjustment...................       --        --         --            --            869              --         869
                                                                                                                 ---------
    Comprehensive net loss.........                                                                               (242,803)
  Amortization of deferred
    compensation...................       --        --         --           356             --              --         356
  Cancellation/forfeiture of
    restricted stock...............     (328)     (164)    (1,256)          911             --              --        (509)
                                     -------   -------    -------       -------          -----       ---------   ---------
BALANCE JANUARY 2, 2000............  100,012   $50,006    $ 6,424       $  (708)         $  --       $ (72,783)  $ (17,061)
                                     =======   =======    =======       =======          =====       =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        FISCAL YEAR ENDED
                                                              --------------------------------------
                                                              JANUARY 2,   JANUARY 3,   DECEMBER 28,
                                                                 2000         1999          1997
                                                              ----------   ----------   ------------
                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(243,672)   $(110,307)    $ (91,600)
  Adjustments to reconcile net loss to net cash
  Provided (used) by operating activities:
     Extraordinary loss from early extinguishment of debt...      7,851           --            --
     Cumulative effect of a change in accounting
       principle -- layaway sales...........................      6,566           --            --
     Depreciation and amortization(a).......................     57,059       63,820        62,345
     Deferred income tax....................................         --       24,303       (39,663)
     Provision for write-off of bad debts...................     17,810         (457)           --
     Net gain on sale of property and equipment.............    (19,567)     (12,927)       (2,571)
     Provision for write-down of restricted cash............      8,819           --            --
     Write-down of property and equipment due to asset
       impairment...........................................         --       43,079            --
     Write-down of property and equipment due to
       restructuring........................................     16,809           --        32,915
     Reorganization items...................................     (1,823)          --            --
     Reversal of restructuring charges......................         --      (14,895)           --
     Write-off of debt issue costs..........................         --           --         2,208
     Changes in assets and liabilities:
       Accounts receivable..................................     (6,358)       5,489        18,324
       Inventories..........................................    256,800       33,515       123,151
       Prepaid expenses and other assets....................      3,644       (7,576)       (1,368)
       Accounts payable.....................................     28,822     (253,862)     (157,652)
       Accrued expenses.....................................     19,178      (36,872)       (9,866)
       Accrued restructuring costs..........................     29,932      (13,892)       76,242
       Income tax...........................................     10,769      (10,769)      (33,898)
                                                              ---------    ---------     ---------
       NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:....    192,639     (291,351)      (21,433)
                                                              ---------    ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment -- owned..............    (22,957)     (50,676)      (40,838)
  Proceeds from sale of property and equipment..............     49,434       44,845        19,574
  Proceeds from sale of property and
     equipment -- reorganization............................      4,592           --            --
  Restricted cash and other assets, net.....................      8,769      (30,358)       (2,006)
                                                              ---------    ---------     ---------
       NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES:....     39,838      (36,189)      (23,270)
                                                              ---------    ---------     ---------

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)

                                                                        FISCAL YEAR ENDED
                                                              --------------------------------------
                                                              JANUARY 2,   JANUARY 3,   DECEMBER 28,
                                                                 2000         1999          1997
                                                              ----------   ----------   ------------
                                                                          (IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net................................   (113,023)     156,000            --
  Proceeds from long-term debt..............................    150,000           --       206,560
  Repayment of term loan and long-term debt.................   (308,226)     (48,002)     (101,999)
  Repayment of capitalized lease obligations................     (6,363)      (8,649)       (8,395)
  Debt issuance costs.......................................    (22,764)      (2,170)      (17,350)
  Debt issuance costs -- reorganization.....................     (3,750)          --            --
  Exercise of stock options (forfeiture of restricted
     stock), net............................................       (509)         (59)           63
                                                              ---------    ---------     ---------
       NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES.....   (304,635)      97,120        78,879
                                                              ---------    ---------     ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........    (72,158)    (230,420)       34,176
CASH AND CASH EQUIVALENTS -- BEGINNING OF YEAR..............    133,749      364,169       329,993
                                                              ---------    ---------     ---------
CASH AND CASH EQUIVALENTS -- END OF YEAR....................  $  61,591    $ 133,749     $ 364,169
                                                              =========    =========     =========
SUPPLEMENTAL DATA:
Cash paid (received) during the year for:
  Interest..................................................  $  47,308    $  63,632     $  78,400
  Income tax................................................  $ (19,200)   $ (17,442)    $  21,100
  Reorganization items......................................  $  20,420    $      --     $      --
Non-cash financing activities:
  Other comprehensive income (loss).........................  $     869    $    (869)    $      --
  Addition to property -- capital lease.....................  $   2,600    $      --     $      --

---------------
(a) Includes other amortization classified as either selling, general and administrative expense or interest expense of $14,495 for fiscal 1999, $6,748 for fiscal 1998, $4,058 for fiscal 1997, and $39 of discount amortization classified as interest expense in fiscal 1997.

  The accompanying notes are an integral part of these consolidated financial statements.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED JANUARY 2, 2000

A.  DESCRIPTION OF THE BUSINESS

     The Company is one of the nation's largest retailers of jewelry and offers a selection of brand-name hard goods and other product lines. The major categories of goods offered by the Company are fine jewelry, kitchen and dining, home accents and furniture, looking healthy/staying healthy, season to season, travel and adventure, electronics and kid essentials. Customer purchases typically take place in a Company store, by telephone, or via the internet. The Company is engaged in a highly competitive business and competes with most nationally known jewelry and general retail merchandisers, including department, general merchandise, specialty and discount stores. As of January 2, 2000, the Company operated 223 stores in 32 states.

B.  PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

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

     Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and other contractual obligations against the Debtors may not be enforced. In addition, under the Bankruptcy Code the Debtors may assume or reject executory contracts, including lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Bankruptcy Court. Although the Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy in 2000 or 2001, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan(s) will be consummated. As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to submit a plan of reorganization for 120 days. On May 25, 1999, the Company received Court approval to extend the period in which the Company has the exclusive right to file or advance a plan of reorganization in its Chapter 11 case. The order extended the Company's exclusive right to file a plan from July 23, 1999 to February 29, 2000, and extended the Company's exclusive right to solicit acceptances of its plan from September 21, 1999 to May 1, 2000. In January 2000, the Company pursued a second extension of the exclusivity period prior to its expiration. On February 2, 2000, the Company received Court approval to extend the period in which the Company has the exclusive right to file or advance a plan from February 29, 2000 to April 30, 2001 and extend the Company's right to solicit acceptances of its plan from May 1, 2000 to June 30, 2001. If the Debtors fail to file a plan of reorganization during such period or extension thereof or if such plan is not accepted by the required number of creditors and equity holders, any party in interest may subsequently file its own plan of reorganization for the Debtors. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. A plan of reorganization could also result in holders of the Common Stock receiving no value for their

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

interests. Because of such possibilities, the value of the Common Stock is highly speculative, and may have no value.

C.  FINANCIAL STATEMENT PRESENTATION AND GOING CONCERN MATTERS

     The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and in accordance with AICPA Statement of Position ("SOP") 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code."

     The Company's consolidated statements of operations presentation changed in fiscal 1997 to disclose the financial statement impact of the inventory liquidations associated with the closed facilities as a result of restructuring and remerchandising activities. The line item "Closed facilities" represents activity specifically identifiable to inventory liquidations conducted in conjunction with (1) the Company's restructuring plan adopted on March 25, 1997 ("Restructuring Plan"); (2) the Company's rationalization plan adopted on March 8, 1999 ("Rationalization Plan") and (3) exiting the computer, infant, pet supply and other merchandise categories and certain components of the wireless communication and sporting goods categories as part of a remerchandising program. As of January 2, 2000, primarily all of the aforementioned merchandise categories have been liquidated. All activity for these items is classified in "Closed facilities." Prior year amounts reflect operating results for these same facilities and merchandise classifications. Selling, general and administrative expenses for closed facilities do not include any allocation of corporate overhead.

     The Company's recent losses and the Chapter 11 Cases raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, (i) the Company's ability to comply with its debtor-in-possession financing agreements, (ii) confirmation of a plan of reorganization under the Bankruptcy Code, (iii) the Company's ability to achieve profitable operations after such confirmation, and (iv) the Company's ability to generate sufficient cash from operations to meet its obligations.

     As described in Note B, the Company intends to submit a plan for reorganization to the Bankruptcy Court. Management believes that the plan of reorganization, as it is being developed and subject to approval of the Bankruptcy Court, along with cash provided by the debtor-in-possession facility and operations, will provide sufficient liquidity to allow the Company to continue as a going concern; however, there can be no assurance that the sources of liquidity will be available or sufficient to meet the Company's needs. A plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The consolidated financial statements do not give effect to any adjustment to the carrying value of assets or amounts and classifications of liabilities that might be necessary as a result of the Chapter 11 Cases.

     The Company continues to develop its fiscal 2000 business plans, which may include additional store closings, changes in merchandise assortments, changes in its distribution networks and overhead costs; and is considering various options with respect to the Restated Retirement Plan, the ESP and the Savings and Investment Plan, which may include reinstatement, amendments, termination or substitution of such plans, among other things.

D.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions and balances have been eliminated.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Fiscal year: The Company maintains its books using a 52/53 week year ending on the Sunday closest to the end of the calendar year. There were 52 weeks in the fiscal years ended January 2, 2000 and December 28, 1997. There were 53 weeks in the fiscal year ended January 3, 1999.

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

     Cash and cash equivalents: Cash and cash equivalents include cash on hand and short-term, highly liquid investments which generally include commercial paper and institutional money market funds with an original maturity date less than 30 days. These investments are valued at cost, which approximates market, and have a weighted-average interest rate of 5.8% for the fiscal year ended January 3, 1999. There were no investments recorded at January 2, 2000.

     Accounts receivable: Accounts receivable includes primarily trade accounts, vendor allowances and receivables for income earned on the private label credit card.

     Inventories: Inventories are valued at the lower of cost or market. Cost is determined utilizing the first-in, first-out method and includes certain buying and warehousing costs.

     Advertising: The Company generally expenses the costs of producing and distributing advertising the first time the advertising takes place. Net advertising expense was $110.6 million, $133.0 million and $135.0 million for fiscal 1999, 1998 and 1997, respectively. Advertising costs of $5.6 million and $10.6 million were included in prepaid expenses at January 2, 2000 and January 3, 1999, respectively.

     Property and equipment -- owned: Owned property and equipment are stated at cost. Depreciation and amortization are provided principally on the straight-line method over a period of five to 10 years for furniture, fixtures and equipment and 30 years for buildings. Leasehold improvements are depreciated over the lesser of the life of the asset or the real estate lease term.

     Property and equipment -- capitalized leases: Capitalized leases are recorded at the lower of fair value of the leased property or the present value of the minimum lease payments at the inception of the lease. Amortization of leased property is computed using the straight-line method over the lesser of the life of the leased asset or the term of the lease.

     Deferred charges and other assets: Deferred charges consist primarily of debt issuance costs and deferred finance charges which are amortized over the life of the related debt. This amortization is classified as interest expense. Other assets include restricted cash required by the World Financial Network National Bank private label credit card agreement.

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

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This pronouncement was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." This pronouncement postpones the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently in the process of analyzing the impact of the adoption of this Statement.

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

     Stock-based compensation: The Company accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The pro forma impact of the fair value method of accounting for stock-based employee compensation is disclosed in Note M to these consolidated financial statements in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation."

     Store opening costs: Costs of opening new stores are charged to operations as incurred.

     Income tax: The Company reports income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, the asset and liability method is used for computing future income tax consequences of events, which have been recognized in the Company's consolidated financial statements or income tax returns. Deferred income tax expense or benefit is the change during the year in the Company's deferred income tax assets and liabilities.

     Net earnings (loss) per common share: Net earnings (loss) per common share for all periods have been computed in accordance with SFAS No. 128, "Earnings Per Share." Basic net earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year. Diluted net earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the year plus incremental shares that would have been outstanding upon the assumed vesting of dilutive restricted stock and the assumed exercise of dilutive stock options. See Note N for a reconciliation of basic and diluted earnings (loss) per share.

     Comprehensive income (loss): Comprehensive income (loss) is reported in accordance with SFAS No. 130, "Reporting Comprehensive Income." Other comprehensive income (loss) includes minimum pension liability adjustments. See Note P for reporting of minimum pension liabilities.

     Cumulative effect of a change in accounting principle: The Company changed its method of accounting for layaway sales. Layaway sales for 1999 have been recognized upon delivery of merchandise to the customer. Layaway sales in prior years were recognized when the initial layaway deposit was received. The Company changed its method of accounting for layaway sales in response to the Securities and Exchange Commission's Staff Accounting Bulletin: No. 101 -- Revenue Recognition In Financial Statements. The amount of cash received upon initiation of the layaway is recorded as a deposit liability within accrued expenses. The cumulative effect of the change for periods prior to fiscal 1999 is an increase in net loss of $6,566 or ($0.07) per share. The pro forma amounts shown on the Consolidated Statement of Operations have been adjusted for the effect of retroactive application on sales and cost of sales. See Note U.

     Retirement Plans and Other Postretirement Benefits: The Company reports all information on its retirement plans and other postretirement benefits in accordance with SFAS No. 132, "Employers' Disclosure

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

about Pensions and Other Postretirement Benefits". All periods reported have been stated in accordance with SFAS 132. See Note P.

     Segment Reporting: The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998. See Note T.

     Reclassification: Certain reclassifications have been made to fiscal 1998 and 1997 to conform to the fiscal 1999 presentation.

E.  RESTRUCTURING PLANS

  1997 Restructuring Plan

     On March 25, 1997, the Company adopted a business-restructuring plan to close up to 60 under performing stores and one distribution center (the "1997 Restructuring Plan"). As a result, a pre-tax charge of $129.5 million for restructuring costs was recorded in the first quarter of fiscal 1997. The components of the restructuring charge and an analysis of the amounts charged against the accrual for the fiscal year ended January 2, 2000 are outlined in the following table:

                                ACCRUED                    1999 ACTIVITY                    ACCRUED
                             RESTRUCTURING    ---------------------------------------    RESTRUCTURING
                              COSTS AS OF     RESTRUCTURING      ASSET      CHANGE IN     COSTS AS OF
                            JANUARY 3, 1999    COSTS PAID     WRITE-DOWNS   ESTIMATE    JANUARY 2, 2000
                            ---------------   -------------   -----------   ---------   ---------------
                                                          (IN THOUSANDS)
Lease termination and
  other real estate
  costs...................      $53,161          $(1,780)       $   --      $(43,487)       $7,894
Property and equipment
  write-downs.............           --               --         2,489        (2,489)           --
                                -------          -------        ------      --------        ------
          Total...........      $53,161          $(1,780)       $2,489      $(45,976)       $7,894
                                =======          =======        ======      ========        ======

Note: The Accrued Restructuring Costs as of January 2, 2000 are included in liabilities subject to compromise.

     The closing of nine stores during the first half of fiscal 1998 brought the total number of closures, in accordance with the 1997 Restructuring Plan, to 53 stores and one distribution center. Store closures were completed as of May 1998. The Company closed less than 60 stores primarily due to the inability to negotiate acceptable exit terms from the related lessors.

     Restructuring costs paid during the fiscal year ended January 2, 2000, relate primarily to lease termination and other real estate costs. The Company incurred $1.1 million in contractual rent payments and lease termination fees and $0.6 million in other real estate costs primarily related to utilities, common area maintenance fees, real estate taxes and brokerage costs.

     In connection with the Chapter 11 Cases, an initial change in estimate of $46.0 million was made to reflect the reduction allowed under Section 502(b)(6) of the Bankruptcy Code and recorded as a reorganization item. Amounts had been accrued according to the remaining leasehold obligations. Section 502(b)(6) limits a lessor's claim to the rent reserved by such lease, without acceleration, for the greater of one year, or 15 percent of the remaining lease, not to exceed three years. Any unpaid rent is included in the claim. Partially offsetting this reduction is a $2.5 million increase in estimate, resulting in a net change in estimate at January 2, 2000 of $43.5 million related to lease termination and other real estate costs.

     The leases remaining on closed locations as of January 2, 2000 vary in length with expiration dates ranging from January 2000 to October 2018.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     As of January 2, 2000, property and equipment associated with the 1997 Restructuring Plan have been written-down to reflect their estimated fair value. The Company anticipates selling or abandoning substantially all remaining owned property and equipment associated with the 1997 Restructuring Plan. Approximately 3,000 employees were terminated pursuant to the 1997 Restructuring Plan. All such terminations were completed as of May 1998.

  Rationalization Plan

     In February 1999, the Company announced a rationalization plan to close up to 132 stores, up to four distribution centers and to reduce corporate overhead (the "Rationalization Plan"). On March 8, 1999, as part of the Rationalization Plan and prior to the filing of the involuntary bankruptcy petition, the Board of Directors approved the adoption of a business restructuring plan to close 106 stores, to close the Dallas distribution center and to reduce the Company's workforce at its Nashville corporate offices by 150 employees. As a result, a pre-tax charge of $99.5 million for restructuring costs was recorded in the first quarter of 1999. On March 29, 1999 and in connection with the Chapter 11 Cases, store leases under this plan were approved for rejection by the Bankruptcy Court. The components of the restructuring charge and the amounts charged against the accrual through fiscal year ended January 2, 2000 are outlined in the following table.

                                                           1999 ACTIVITY
                               INITIAL CHARGE   ------------------------------------       ACCRUED
                                RECORDED IN                     ASSET      CHANGE IN     COSTS AS OF
                                 MARCH 1999     COSTS PAID   WRITE-DOWNS   ESTIMATE    JANUARY 2, 2000
                               --------------   ----------   -----------   ---------   ---------------
                                                           (IN THOUSANDS)
Lease termination and other
  real estate costs..........     $62,469        $ (9,297)    $     --     $(14,857)       $38,315
Property and equipment write-
  downs......................      24,452              --      (19,298)      (5,154)            --
Employee severance...........      12,533          (9,237)          --       (2,818)           478
                                  -------        --------     --------     --------        -------
          Total..............     $99,454        $(18,534)    $(19,298)    $(22,829)       $38,793
                                  =======        ========     ========     ========        =======

Note: The Accrued Costs as of January 2, 2000 are included in liabilities subject to compromise.

     The stores planned for closure included both owned and leased properties. Lease termination and other real estate costs consist principally of the remaining rental payments required under the closing stores' and distribution center lease agreements under Section 502(b)(6) of the Bankruptcy Code, net of any actual or reasonably probable sublease income. Section 502(b)(6) limits the lessor's claim to the rent reserved by such lease, without acceleration, for the greater of one year, or 15 percent of the remaining term of the lease, not to exceed three years. Any unpaid rent is included in the claim. The Company experienced lower than expected expenses in lease terminations, dispositions of closed stores and severance payments during the fiscal year ended January 2, 2000. As a result, the Company reduced its estimate for these costs by $23.0 million.

     Restructuring costs paid during the fiscal year ended January 2, 2000, relate primarily to lease termination and other real estate costs. The Company incurred $2.3 million in contractual rent payments and lease termination fees, $7.0 million in other real estate costs primarily related to utilities, common area maintenance fees, real estate taxes and brokerage costs, and $9.2 million in severance costs.

     After taking into effect the above asset write-downs, the Company's carrying value of the property and equipment associated with the Rationalization Plan closures is $1.8 million as of January 2, 2000. This entire amount is classified as available for sale as all store closures are now complete. Assets available for sale are considered current assets and are included with "Prepaid expenses and other assets". The Company anticipates selling substantially all owned property and equipment associated with the closures.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The employee severance provision was recorded for the planned termination of approximately 4,400 employees associated with the closures, as well as the reduction of corporate overhead. Substantially all such terminations were completed as of December 1999.

F.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                              JANUARY 2,    JANUARY 3,
                                                                 2000          1999
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Owned assets:
Land........................................................  $  84,039     $  97,161
Buildings...................................................    297,761       386,071
Furniture, fixtures and equipment...........................    293,368       399,221
Leasehold improvements......................................     70,622       108,375
Construction in progress....................................         --            66
Other.......................................................      1,990         2,484
                                                              ---------     ---------
                                                                747,780       993,378
Less: Accumulated depreciation and amortization.............   (394,702)     (553,668)
                                                              ---------     ---------
Owned assets, net...........................................  $ 353,078     $ 439,710
                                                              =========     =========
Capitalized leases:
Real estate.................................................  $  55,710     $  93,251
Furniture, fixtures and equipment...........................      1,598         7,046
                                                              ---------     ---------
                                                                 57,308       100,297
Less: Accumulated amortization..............................    (42,672)      (79,000)
                                                              ---------     ---------
Capitalized leases, net.....................................  $  14,636     $  21,297
                                                              =========     =========

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

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

estimate fair value. Accordingly, actual results could vary significantly from such estimates. The following table is a summary of the impairment charges recognized:

                                                      1998
                                                   IMPAIRMENT
                                                     AMOUNT
                                                 --------------
                                                 (IN THOUSANDS)
Land...........................................     $ 3,196
Buildings......................................       6,501
Furniture and Fixtures.........................      16,470
Leasehold Improvements.........................      12,011
Capital Lease Assets...........................       4,901
                                                    -------
          Total................................     $43,079
                                                    =======

H.  BORROWINGS

     This note contains information regarding the Company's short-term borrowings and long-term debt as of January 2, 2000. As a result of the filing of the Chapter 11 Cases, no principal or interest payments were made on any pre-petition unsecured debt after March 15, 1999. Any plan of reorganization defining the repayment terms must be approved by the Bankruptcy Court.

     From September 1997 through January 20, 1999, the Company had a five-year, $900.0 million, fully committed asset-based credit facility (the "Amended and Restated Credit Facility"). The Amended and Restated Credit Facility included $200.0 million in term loans and up to a maximum of $700.0 million in revolving loans including a $175.0 million sub-facility for letters of credit. The Amended and Restated Credit Facility was set to mature on September 10, 2002. Interest rates on the Amended and Restated Credit Facility were subject to change based on a financial performance-based grid and could not exceed a rate of LIBOR + 2.25% on revolving loans and LIBOR + 2.50% on the term loan. There was a commitment fee of 0.375% on the undrawn portion of the revolving loans. Term loan borrowings under the Amended and Restated Credit Facility were $196.0 million as of January 3, 1999. Short-term borrowings were $156.0 million under the Amended and Restated Credit Facility at January 3, 1999.

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

     On March 29, 1999, the Company entered into a 27-month, $750.0 million fully committed asset-based debtor-in-possession credit facility (the "DIP Facility") which replaced the Second Amended and Restated Credit Facility. The Bankruptcy Court approved the DIP Facility on an interim basis on March 29, 1999 and granted final approval on April 27, 1999. The DIP Facility, which matures on June 30, 2001, includes $100.0 million in term loans and up to a maximum of $650.0 million in revolving loans including a $200.0 million sub-facility for letters of credit. Interest rate spreads on the DIP Facility are LIBOR + 2.25% on Eurodollar loans and Prime Rate + 1.25% on Alternate Base Rate loans. Short-term borrowings related to the DIP Facility were $43.0 million as of January 2, 2000. Outstanding borrowings under the term loan of the DIP Facility were $99.5 million as of January 2, 2000. There is a commitment fee of 0.375% on the undrawn portion of the revolving loans under the DIP Facility.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The DIP Facility is secured by all material unencumbered assets of the Company and its subsidiaries, including inventory, but excluding previously mortgaged property. Borrowings under the DIP Facility are limited based on a borrowing base formula which considers eligible inventories, eligible accounts receivable, mortgage values on eligible real properties, eligible leasehold interests, available cash equivalents and in-transit cash. The DIP Facility had an initial borrowing base reserve of $125.0 million which was reduced by $75.0 million on April 27, 1999, the date of final approval of the 1999 Operating Plan by the DIP Facility lenders. The remaining borrowing base reserve of $50.0 million was eliminated during the third quarter upon adoption of financial covenants for the DIP Facility. Availability under the facility continues unless the Company breaches both the financial covenants for the DIP facility. As of January 2, 2000, the Company was in compliance with its financial covenants.

     An extraordinary loss on the early extinguishment of debt was recorded in the amount of $7.9 million during the first quarter ended April 4, 1999. This charge related to the write-off of deferred financing charges paid in conjunction with the Company's prior Amended and Restated Credit Facility and Second Amended and Restated Credit Facility upon the completion of the DIP financing.

     Borrowings consists of the following:

                                                              JANUARY 2,    JANUARY 3,
                                                                 2000          1999
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
9% Senior Subordinated Debentures, payable in equal
  installments in 2003 and 2004.............................   $300,000     $ 300,000
Term loan, repaid in 1999...................................         --       196,000
DIP facility term loan, variable interest rate at January 2,
  2000 of 8.08% payable in varying amounts to 2001..........     99,500            --
8 3/8% Senior Notes due 2001................................     13,799        13,799
First Mortgage Secured Notes, variable interest rate at
  January 2, 2000 of 6.64%, payable in varying amounts from
  1998 to 2002..............................................     38,858        62,707
Real Estate Mortgage Financing Notes, weighted-average fixed interest rate at January 2, 2000 of 9.12%, payable in
  mortgage installments to 2011.............................     58,591        69,264
Mortgage notes payable, weighted-average fixed interest rate at January 2, 2000 of 8.08%, payable in varying amounts to
  2022......................................................     18,259        21,163
Industrial Revenue Bonds, fixed and variable interest rates, weighted-average interest rate at January 2, 2000 of 3.5%,
  payable in varying amounts to 2024........................         --        24,300
                                                               --------     ---------
                                                                529,007       687,233
Less: Borrowings not subject to compromise classified as
  noncurrent................................................    (98,500)           --
Less: Borrowings not subject to compromise classified as
  current...................................................     (1,000)     (220,041)
                                                               --------     ---------
Long-term debt subject to compromise........................   $429,507     $ 467,192
                                                               ========     =========

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The future scheduled contractual principal payments for the Company's borrowings (which are subject to being restructured in connection with the Chapter 11 Cases) were as follows as of January 2, 2000:

                                                 CONTRACTUAL
                                              PRINCIPAL PAYMENTS
                                              ------------------
                                                (IN THOUSANDS)
Fiscal Year
2000......................................         $ 33,279
2001......................................          116,882
2002......................................           17,118
2003......................................          155,389
2004......................................          158,472
Thereafter................................           47,867
                                                   --------
          Total...........................         $529,007
                                                   ========

     During fiscal 1997, the Company retired $86.2 million of the Company's $100.0 million 8 3/8% Senior Notes due 2001. As a result of this early retirement, the Company recorded an extraordinary loss of $2.0 million after tax, or $0.02 per share. Additionally, a non-cash extraordinary loss of $0.6 million, or $0.01 per share, was recorded to write-off deferred financing charges associated with the replacement of the Company's $525.0 million Reducing Revolving Credit Facility with the $950.0 million Amended and Restated Credit Facility of September, 1997. The Company ceased accruing interest on the 8 3/8% Senior Notes on March 16, 1999, in accordance with SOP 90-7.

     The 9% Senior Subordinated Debentures are subordinated to all senior indebtedness of the Company, as defined, and are callable, at the Company's option, at a premium of 104.5%, which decreases annually until reaching par in December 2000. Interest on the debentures is payable semi-annually in June and December. The Company delayed its interest payment due December 15, 1998. The payment was made January 14, 1999. The non-payment of the interest was a default under the Amended and Restated Credit Facility and the Company's operating performance, absent a waiver, would have resulted in a breach of the fixed-charge coverage ratio covenants in agreements with First American National Bank and the Canadian Imperial Bank of Commerce. A waiver was granted to the Company by those parties to waive the default until January 15, 1999. The default was cured upon payment. The Company ceased accruing interest on the 9% Senior Subordinated Debentures on March 16, 1999, in accordance with SOP 90-7.

     Mortgages are collateralized by property and equipment having a net book value of approximately $22.3 million at January 2, 2000.

     The Company has commercial and standby letters of credit under the DIP Facility used to secure corporate obligations. The commercial letters of credit have contractual amounts totaling $50.4 million and $57.4 million at January 2, 2000 and January 3, 1999, respectively. The standby letters of credit have contractual amounts totaling $27.2 million and $49.0 million at January 2, 2000 and January 3, 1999, respectively.

I.  LEASE COMMITMENTS

     The Company has both capital and operating lease agreements for stores and other facilities as well as for certain furniture, fixtures and equipment. Under most of these lease agreements, the Company pays taxes, insurance and maintenance costs. Initial lease terms for stores generally range from 10 to 25 years with renewal periods for an additional five years. Certain store leases provide for additional contingent rental payments based on a percentage of sales in excess of specified minimum amounts.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Future minimum lease payments as of January 2, 2000 (inclusive of leases at closed stores that have not yet been terminated) are as follows:

                                                        CAPITALIZED LEASES
                                                     -------------------------
                                                                    FURNITURE,
                                                                     FIXTURES
                                                                       AND        OPERATING
                                                     REAL ESTATE    EQUIPMENT      LEASES
                                                     -----------    ----------    ---------
                                                                 (IN THOUSANDS)
Fiscal Year
2000...............................................   $  7,987         $243       $ 33,303
2001...............................................      7,184          139         33,594
2002...............................................      6,607           --         31,895
2003...............................................      6,154           --         30,692
2004...............................................      5,168           --         28,234
Thereafter.........................................     17,275           --        148,282
                                                      --------         ----       --------
Total minimum payments.............................     50,375          382       $306,000
                                                                                  ========
Less: Imputed interest and executory costs.........    (18,991)         (16)
                                                      --------         ----
Present value of net minimum lease payments........     31,384          366
Less: Long-term capitalized lease obligations not
  subject to compromise............................     (2,514)          --
Less: Current maturities not subject to
  compromise.......................................        (86)          --
                                                      --------         ----
Capitalized lease obligations subject to
  compromise.......................................   $ 28,784         $366
                                                      ========         ====

     Minimum sublease rentals, not deducted from above, to be received in the future under noncancellable operating subleases aggregated $2.8 million at January 2, 2000. Minimum lease rentals to be received in the future on noncancellable leases of owned properties aggregated $6.4 million at January 2, 2000.

     Capitalized real estate and equipment leases are at effective interest rates of approximately 12.9% and 7.7%, respectively, as of January 2, 2000.

     Rental expense, net of lease income on owned properties and sublease income on leased properties, consists of the following:

                                                                 FISCAL YEAR
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Minimum rentals.......................................  $49,028    $71,537    $74,163
Contingent rentals....................................       --        962      1,237
Sublease rental income................................   (2,485)    (3,353)    (3,792)
Owned properties rental income........................   (2,527)    (3,768)    (3,962)
                                                        -------    -------    -------
Net rental expense....................................  $44,016    $65,378    $67,646
                                                        =======    =======    =======

J.  LIABILITIES SUBJECT TO COMPROMISE

     "Liabilities subject to compromise" refers to certain liabilities incurred prior to the commencement of the Chapter 11 Cases. These liabilities consist primarily of amounts outstanding under long-term debt and also include accounts payable, accrued interest, accrued restructuring costs, and other accrued expenses. These amounts represent the Company's estimate of known or potential claims to be resolved in connection with the

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Chapter 11 Cases. Such claims remain subject to future adjustments. Adjustments may result from (1) negotiations; (2) actions of the Bankruptcy Court; (3) further development with respect to disputed claims; (4) future rejection of additional executory contracts or unexpired leases; (5) the determination as to the value of any collateral securing claims; (6) proofs of claim; or (7) other events. The Bankruptcy Court set May 15, 2000 as the last date for parties to file proofs of claim with respect to pre-petition obligations. Payment terms for these amounts, which are considered long-term liabilities at this time, will be established in connection with the Chapter 11 Cases.

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

                                                              JANUARY 2, 2000
                                                              ---------------
                                                              (IN THOUSANDS)
Accounts payable............................................     $189,877
Accrued expenses............................................       60,754
Accrued restructuring costs:
  1997 Restructuring Plan...................................        7,894
  1999 Rationalization Plan.................................       38,793
Long-term debt..............................................      429,507
Capitalized lease obligations...............................       29,150
                                                                 --------
          Total.............................................     $755,975
                                                                 ========

     Contractual interest expense not recorded on certain pre-petition debt totaled $22.5 million for the year ended January 2, 2000.

K.  REORGANIZATION ITEMS

     Expenses and income directly incurred or realized as a result of the Chapter 11 Cases have been segregated from the normal operations and are disclosed separately. The major components are as follows:

                                                              FISCAL YEAR ENDED
                                                               JANUARY 2, 2000
                                                              -----------------
                                                               (IN THOUSANDS)
Reduction of accrued rent for rejected leases...............      $(45,981)
Professional fees...........................................        18,364
Store closing costs.........................................        11,754
Loss on disposal of assets..................................         9,827
Other administrative items..................................         4,213
                                                                  --------
Total reorganization items (income) expense.................      $ (1,823)
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

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

leases, without acceleration, for the greater of one year, or 15 percent, not to exceed three years, of such leases, plus any unpaid rent.

  Professional fees:

     "Professional fees" relates to legal, accounting and other professional costs.

  Store closing costs:

     Subsequent to the announcement of the Rationalization Plan and commencement of the Chapter 11 Cases, the Company identified an additional 18 stores for closure. The costs associated with these closing stores include rent, common area maintenance, utilities, asset write-downs and severance. The rent amount has been adjusted to reflect the reduction allowed under Section 502(b)(6) of the Bankruptcy Code. Income was recorded for a change in the estimated closing costs as a result of the Company's favorable experience disposing of selected stores during the fiscal year ended January 2, 2000.

  Loss on disposal of assets:

     "Loss on disposal of assets" consists of losses associated with the sale of real property and the sale of certain assets of one of the Company's subsidiaries, B.A. Pargh Co., Inc.

  Other administrative items:

     "Other administrative items" consists of administrative items, directly attributable to the Chapter 11 Cases.

L.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of financial instruments has been estimated by the Company using available market information as of January 2, 2000 and January 3, 1999, and valuation methodologies considered appropriate to the circumstances.

                                             JANUARY 2, 2000           JANUARY 3, 1999
                                          ----------------------    ----------------------
                                          CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                           AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                          --------    ----------    --------    ----------
                                                           (IN THOUSANDS)
Assets:
  Cash and cash equivalents.............  $ 61,591     $ 61,591     $133,749     $133,749
Liabilities:
  9% Senior Subordinated Debentures.....   300,000       27,750      300,000       64,125
  Term Loan.............................    99,500       99,500      196,000      196,000
  Mortgages.............................   115,708      119,149      153,134      145,529
  Industrial Revenue Bonds..............        --           --       24,300       24,300
  Notes payable to banks................        --           --      156,000      156,000
  8 3/8% Senior Notes...................    13,799        1,276       13,799        6,227

  Cash and cash equivalents:

     The carrying amount approximates fair value due to the short maturity of these instruments (less than three months).

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  9% Senior Subordinated Debentures and 8 3/8% Senior Notes:

     Fair value is based on quoted market prices from the New York Stock Exchange at January 3, 1999. Fair value at January 2, 2000 based on indicative price reported by the Daily Bankruptcy Review.

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

  Derivatives:

     As of January 2, 2000, the Company was party to interest rate swaps covering $125.0 million in principal amount of indebtedness and expiring in December 2000. These swaps exchange the floating interest rate exposure on the $125.0 million of debt for fixed interest rate exposure. The Company will pay a weighted average fixed rate of 5.97% on the $125.0 million notional amount rather than the three-month LIBOR rate, which was 6.18% as of January 2, 2000. As of January 2, 2000, these instruments had no carrying value. The fair value of interest rate swap agreements are estimated based on quotes from dealers of these instruments and represent the estimated amounts the Company would expect to pay or receive to terminate the agreements. The fair value of the Company's interest rate swap agreements was $0.4 million and ($2.3) million as of January 2, 2000 and January 3, 1999, respectively.

M.  STOCK OPTIONS AND AWARDS

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

     During fiscal 1995, the Company amended and restated the 1989 Employee Stock Incentive Plan ("Stock Incentive Plan") to increase the number of shares issuable, to extend the term during which awards may be made under the Stock Incentive Plan and to limit the amount of stock-based awards that may be granted to any single officer or key employee under that plan. Options are generally granted with a three to five-year vesting requirement. At January 2, 2000, there were approximately 5.1 million shares of unissued common stock reserved for issuance under the Company's Stock Incentive Plan.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     Stock options: A summary of the status of the Company's two fixed stock option plans for fiscal 1999, 1998 and 1997, and changes during those years is presented below:

                                                          FISCAL YEAR
                              --------------------------------------------------------------------
                                      1999                    1998                    1997
                              --------------------    --------------------    --------------------
                                         WEIGHTED-               WEIGHTED-               WEIGHTED-
                                          AVERAGE                 AVERAGE                 AVERAGE
                                         EXERCISE                EXERCISE                EXERCISE
FIXED OPTIONS                 SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
-------------                 -------    ---------    -------    ---------    -------    ---------
                                                     (SHARES IN THOUSANDS)
Outstanding, beginning of
  year......................    7,909      $1.96        9,126      $4.65        5,759      $5.35
Granted.....................        5       0.38        7,282       1.31        5,034       3.92
Exercised...................       --         --           --         --          (57)      1.91
Forfeited or canceled.......   (4,003)      1.82       (8,499)      4.30       (1,610)      5.54
                              -------                 -------                 -------
Outstanding, end of year....    3,911       2.11        7,909       1.96        9,126       4.65
                              =======                 =======                 =======
Options exercisable at
  year-end..................    1,791       3.09        1,176       5.41        2,970       5.22
Weighted-average fair value
  of options granted during
  the year..................    $0.41                   $0.52                   $2.19

     The following table summarizes information about fixed stock options outstanding at January 2, 2000:

                                    OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                          ---------------------------------------   -------------------------
                                           WEIGHTED-
                             NUMBER         AVERAGE     WEIGHTED-      NUMBER       WEIGHTED-
                           OUTSTANDING     REMAINING     AVERAGE     EXERCISABLE    AVERAGED
                          AT JANUARY 2,   CONTRACTUAL   EXERCISE    AT JANUARY 2,   EXERCISE
RANGE OF EXERCISE PRICES      2000           LIFE         PRICE         2000          PRICE
------------------------  -------------   -----------   ---------   -------------   ---------
                                                 (SHARES IN THOUSANDS)
      $0.07 - 2.19            3,222          4.00         $1.23         1,123         $1.19
       2.20 - 4.75              326          5.82          4.11           306          4.12
       4.76 - 6.50               89          6.42          4.98            88          4.98
      6.51 - 10.13              274          2.58          9.11           274          9.11
                              -----                                     -----
     $0.07 - 10.13            3,911          4.11          2.11         1,791          3.09
                              =====                                     =====

     Had the fair value of options granted under these plans beginning in 1995 been recognized as compensation expense on a straight-line basis over the vesting period of the grant in accordance with SFAS

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

No. 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

                                                                FISCAL YEAR
                                                   -------------------------------------
                                                      1999          1998         1997
                                                   ----------    ----------    ---------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss
  As reported....................................  $(243,672)    $(110,307)    $(91,600)
  Pro forma......................................  $(247,707)    $(115,121)    $(94,285)
Net loss per share -- basic and diluted
  As reported....................................  $   (2.45)    $   (1.11)    $  (0.92)
  Pro forma......................................  $   (2.48)    $   (1.15)    $  (0.94)

     The pro forma effect on net loss for fiscal 1999, 1998 and 1997 is not representative of the pro forma effect on net earnings (loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions applied to options granted:

                                                             FISCAL YEAR
                                             -------------------------------------------
                                                 1999            1998           1997
                                             ------------    ------------    -----------
Dividend yield.............................      N/A             N/A             N/A
Expected volatility........................      58%             48%             47%
Risk-free interest rate range..............  4.5% to 4.6%    4.2 to 5.8%     5.9 to 6.8%
Expected life..............................    6 Years       3 to 6 Years      6 Years

     Restricted stock awards: Periodically, the Company issues shares of restricted stock under provisions of the Stock Incentive Plan. A total of 288,334 restricted shares remained outstanding at January 2, 2000. These remaining shares will vest at various dates through the year 2002. During the vesting periods, none of such shares may be sold, transferred, pledged or assigned. During the restriction period, holders of the shares may exercise full voting rights and receive all dividends with respect to those shares.

     Restricted stock activity for the last three fiscal years was as follows:

                                                                   FISCAL YEAR
                                                              ----------------------
                                                              1999    1998     1997
                                                              ----    -----    -----
                                                              (SHARES IN THOUSANDS)
Outstanding, beginning of year..............................   626      675      512
Granted.....................................................     0       51      621
Vested......................................................    (9)     (26)    (398)
Forfeited or canceled.......................................  (329)     (74)     (60)
                                                              ----    -----    -----
Outstanding, end of year....................................   288      626      675
                                                              ====    =====    =====
Weighted-average fair value of restricted stock granted
  during the year...........................................   N/A    $1.15    $4.35

     No deferred compensation was recorded during fiscal 1999 in connection with restricted stock awards, compared to $0.1 million in fiscal 1998. Deferred compensation amortization relating to restricted stock awards of $0.4 million in fiscal 1999, $0.6 million in fiscal 1998 and $0.9 in 1997 was charged to operations.

     Service Merchandise Foundation option: The Service Merchandise Foundation ("Foundation"), a private charitable foundation, was formed in 1990. As a charitable contribution, the Company granted the

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

N.  EARNINGS PER SHARE

     The following table reconciles weighted-average shares used in the earnings per share calculation for fiscal 1999, 1998 and 1997, respectively:

                                                     INCOME          SHARES        PER SHARE
                                                   (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                   -----------    -------------    ---------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
FOR THE YEAR ENDED JANUARY 2, 2000:
  Basic EPS -- before extraordinary item and
     cumulative effect of a change in accounting
     principle...................................   $(229,255)        99,721        $(2.30)
                                                                                    ======
  Effect of dilutive securities:
     None........................................          --             --
                                                    ---------         ------
  Diluted EPS -- before extraordinary item and
     cumulative effect of a change in accounting
     principle...................................   $(229,255)        99,721        $(2.30)
                                                    =========         ======        ======
FOR THE YEAR ENDED JANUARY 3, 1999:
  Basic EPS......................................   $(110,307)        99,703        $(1.11)
                                                                                    ======
  Effect of dilutive securities:
     None........................................          --             --
                                                    ---------         ------
  Diluted EPS....................................   $(110,307)        99,703        $(1.11)
                                                    =========         ======        ======
FOR THE YEAR ENDED DECEMBER 28, 1997:
  Basic EPS -- before extraordinary item.........   $ (88,957)        99,930        $(0.89)
                                                                                    ======
  Effect of dilutive securities:
     None........................................          --             --
                                                    ---------         ------
  Diluted EPS -- before extraordinary item.......   $ (88,957)        99,930        $(0.89)
                                                    =========         ======        ======

     The following table includes options to purchase shares of common stock which were outstanding at the end of the respective fiscal year but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. Fiscal 1999,

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1998 and 1997 include all options to purchase shares of common stock and restricted stock, as they were anti-dilutive in the computation of diluted earnings per share.

                            NUMBER SHARES
                            OUTSTANDING AT                          RANGE OF
YEAR  RANGE OF GRANT DATES     YEAR-END      RANGE OF PRICES    EXPIRATION DATES
----  --------------------  --------------   ---------------   -------------------
1999  08/01/8 - 01/04/99     4.2 million     $0.07 - $10.13    01/15/00 - 01/04/99
1998  08/01/89 - 12/29/98    8.5 million     $0.07 - $10.38    08/01/99 - 12/29/98
1997  04/23/88 - 11/03/97    9.8 million     $2.20 - $10.38    04/23/98 - 11/03/97

     During fiscal 1999 and 1998, the Common Stock traded on the New York Stock Exchange (the "NYSE") under the symbol "SME." On March 17, 1999, the NYSE notified the Company that it was reviewing the listing status of the Company's listed securities, including the Common Stock. On December 2, 1999, the NYSE announced that trading in the Common Stock was suspended effective on that date and that the NYSE would apply with the SEC for delisting of the Common Stock. Subsequent to December 2, 1999, the Common Stock has been traded on the National Quotation Bureau, LLC Pink Sheets (the "Pink Sheets") and on the OTC Bulletin board under the symbol "SVCDQ".

O.  SHAREHOLDERS' RIGHTS PLAN

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

P.  RETIREMENT PLANS

     The Company has a defined benefit pension plan (the "Restated Retirement Plan") in which all employees of the Company are eligible to participate upon reaching age 21 and completing one year of qualified service, as defined in the Restated Retirement Plan. Benefits are based on years of service and

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

employee compensation. Contributions to the Restated Retirement Plan had been intended to provide not only for benefits attributed to service to date, but also for benefits expected to be earned in the future. The Company's funding policy had been to contribute at least the amount required by the Employee Retirement Income Security Act of 1974, but no more than the maximum tax deductible amount. In fiscal 1999, 1998, and 1997 the Company made contributions of approximately $20.0 thousand, $3.4 million, and $4.8 million, respectively, to the Restated Retirement Plan.

     The assets held by the Restated Retirement Plan primarily include common stock, long-term corporate bonds and long-term government bonds.

     The Company maintains a non-qualified supplemental retirement plan, the Executive Security Plan (the "ESP"), which covers certain management employees hired or promoted to their job level prior to February 18, 1989. The ESP provides salary continuation and or death benefits equal to two times the participant's annual salary at retirement or at age 65. Employees who complete 20 years of service and terminate employment prior to attaining retirement age are entitled to a death benefit up to age 65, at which time they can elect salary continuation and/or a death benefit. Salary continuation benefits are paid from the general assets of the Company.

     On August 31, 1999, the Bankruptcy Court approved a motion by the Company to amend the Restated Retirement Plan and the ESP. The amendment to the Restated Retirement Plan ceased the accrual of benefits, disallowed new enrollments to the Plan and vested benefits already accrued under the Plan effective September 30, 1999. The amendment to the ESP, covering approximately 165 former and current management associates, ceased the accrual of benefits and suspended payments effective September 30, 1999. Those actions to cease the accrual of benefits under the Restated Retirement Plan and the ESP, as well as the reduction in employees as a result of the 1999 Rationalization Plan, resulted in curtailment (gains) and losses of ($11.5) million and $1.8 million, respectively.

     The following valuation results are based on actuarial assumptions and methods mandated by SFAS No. 132 and SFAS No. 87 "Employers Accounting for Pensions."

                                                         RESTATED               EXECUTIVE
                                                      RETIREMENT PLAN         SECURITY PLAN
                                                    -------------------    -------------------
                                                      1999       1998       1999        1998
                                                    --------    -------    -------    --------
                                                                  (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year...........  $ 72,719    $65,394    $10,944    $ 10,099
Service cost......................................     4,356      5,568         58         176
Interest cost.....................................     4,490      4,333        178         722
Actuarial loss....................................    (1,896)     7,308     (1,294)        543
Benefits paid.....................................   (18,408)    (9,884)      (200)       (596)
Curtailment.......................................   (11,462)        --         --          --
                                                    --------    -------    -------    --------
Benefit obligation at end of year.................  $ 49,799    $72,719    $ 9,686    $ 10,944
                                                    ========    =======    =======    ========
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year....  $ 74,599    $73,445    $    --    $     --
Actual return on plan assets......................     6,401      7,646         --          --
Employer contribution.............................        20      3,392        200         596
Benefits paid.....................................   (18,408)    (9,884)      (200)       (596)
                                                    --------    -------    -------    --------
Fair value of plan assets at end of year..........  $ 62,612    $74,599    $    --    $     --

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                         RESTATED               EXECUTIVE
                                                      RETIREMENT PLAN         SECURITY PLAN
                                                    -------------------    -------------------
                                                      1999       1998       1999        1998
                                                    --------    -------    -------    --------
                                                                  (IN THOUSANDS)
                                                    ========    =======    =======    ========
RECONCILIATION OF FUNDED STATUS
Funded status.....................................  $ 12,813    $ 1,880    $(9,686)   $(10,944)
Amounts not recognized............................    (4,217)    (4,642)        --          --
Unrecognized net actuarial loss (gain)............       706     12,786     (1,373)      1,721
Unrecognized prior service cost...................        --       (663)        --          --
Unrecognized transition obligation................        --     (1,897)     2,546       2,910
                                                    --------    -------    -------    --------
Net amount recognized.............................  $  9,302    $ 7,464    $(8,513)   $ (6,313)
                                                    ========    =======    =======    ========
AMOUNTS RECOGNIZED ON THE BALANCE SHEET
Prepaid benefit cost..............................  $  9,302    $ 7,464    $    --    $     --
Accrued benefit liability.........................        --         --     (9,686)    (10,092)
Intangible asset..................................        --         --      1,173       2,910
Accumulated and other comprehensive loss*.........        --         --         --         869
                                                    --------    -------    -------    --------
Net amount recognized.............................  $  9,302    $ 7,464    $(8,513)   $ (6,313)
                                                    ========    =======    =======    ========
*Change in other comprehensive loss
Intangible asset..................................  $     --    $    --    $  (240)   $    240
Accrued pension benefit cost......................        --         --       (629)        629
                                                    --------    -------    -------    --------
Total other comprehensive (income) loss...........  $     --    $    --    $  (869)   $    869
                                                    ========    =======    =======    ========

                                                                RESTATED RETIREMENT PLAN
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
NET PERIODIC PENSION COST
Service Cost................................................  $ 4,356    $ 5,568    $ 6,049
Interest Cost...............................................    4,490      4,332      4,850
Expected return on assets...................................   (6,424)    (6,282)    (6,099)
Amortization of net transition amount.......................     (284)      (379)      (379)
Amortization of prior service cost..........................      (98)      (162)      (165)
Recognized net loss.........................................       --         --        239
Gain due to curtailment.....................................   (3,857)        --       (273)
                                                              -------    -------    -------
Net periodic pension cost...................................  $(1,817)   $ 3,077    $ 4,222
                                                              =======    =======    =======

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                               EXECUTIVE SECURITY PLAN
                                                              --------------------------
                                                               1999      1998      1997
                                                              ------    ------    ------
                                                                    (IN THOUSANDS)
NET PERIODIC PENSION COST
Service Cost................................................  $   58    $  176    $  198
Interest Cost...............................................     178       722       702
Amortization of net transition amount.......................     364       364       364
Recognized net loss.........................................      --        31        --
Curtailments................................................   1,800        --        --
                                                              ------    ------    ------
Net periodic pension cost...................................  $2,400    $1,293    $1,264
                                                              ======    ======    ======

                                                              RESTATED RETIREMENT PLAN AND
                                                                 EXECUTIVE SECURITY PLAN
                                                              -----------------------------
WEIGHTED AVERAGE ACTUARIAL ASSUMPTIONS
Discount rate...............................................    7.75%      6.75%      7.25%
Expected long-term rate of return on assets.................    9.50%      9.50%      9.50%
Future salary increases.....................................    3.50%      3.50%      4.00%

Q.  EMPLOYEE SAVINGS PLAN

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

     Company contributions to the Plan were $0.0, $0.6 million and $1.3 million for fiscal 1999, 1998 and 1997, respectively. The Company match percentage equaled 0.0% in fiscal 1999, 10% in fiscal 1998 and 20% in fiscal 1997.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

R.  INCOME TAXES

     Deferred income tax assets and liabilities at January 2, 2000 and January 3, 1999 are comprised of the following:

                                                              JANUARY 2,    JANUARY 3,
                                                                 2000          1999
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Deferred income tax assets:
Financial accruals..........................................  $  41,088      $ 42,220
Capitalized leases..........................................      5,488         8,511
Tax credit and loss carryover...............................     97,388        12,304
Capitalized legal fees......................................     11,656         1,739
                                                              ---------      --------
Deferred income tax asset...................................    155,620        64,774
                                                              ---------      --------
Deferred income tax liabilities:
Depreciation................................................    (10,402)      (13,473)
Layaway sales...............................................         --        (1,884)
Pension liability...........................................     (3,086)       (2,315)
Inventory...................................................     (7,338)       (4,606)
Other.......................................................       (349)         (743)
                                                              ---------      --------
Deferred income tax liability...............................    (21,175)      (23,021)
                                                              ---------      --------
Net deferred income tax asset...............................  $ 134,445      $ 41,753
                                                              =========      ========
Net current deferred income tax asset.......................  $  16,830      $ 20,182
Net long-term deferred income tax asset.....................    117,615        21,571
                                                              ---------      --------
                                                                134,445        41,753
Valuation Allowance.........................................   (134,445)      (41,753)
                                                              ---------      --------
Net Deferred income tax asset...............................  $      --      $     --
                                                              =========      ========

     The Company has recorded a full valuation allowance on net deferred tax assets as realization of such assets in future years is uncertain.

     The provision for income taxes, net of tax benefit of $1.6 million in fiscal 1997 on the extraordinary loss from early extinguishment of debt, consists of the following:

                                                               FISCAL YEAR
                                                     --------------------------------
                                                       1999        1998        1997
                                                     --------    --------    --------
Current income taxes:
Federal............................................  $   (564)   $(19,134)   $(11,896)
State and local....................................      (310)       (423)       (759)
                                                     --------    --------    --------
                                                         (874)    (19,557)    (12,655)
Deferred benefit -- tax attributes.................   (80,234)    (12,304)    (40,720)
Deferred benefit -- other..........................   (10,217)     (9,985)         --
Valuation allowance................................    90,451      41,753          --
                                                     --------    --------    --------
Total income tax benefit...........................  $   (874)   $    (93)   $(53,375)
                                                     ========    ========    ========

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At January 2, 2000, the Company had federal net operating loss carry forwards of $255.4 million and state net operating loss carry forwards of $279.1 million, which expire beginning in 2019 and 2001, respectively.

     A reconciliation of the provision for income taxes to the federal statutory rate is as follows:

                                                                   FISCAL YEAR
                                                              ----------------------
                                                              1999     1998     1997
                                                              -----    -----    ----
Statutory federal tax rate..................................   35.0%    35.0%   35.0%
State and local income taxes, net of federal benefit........    1.3%     1.3%    1.3%
Valuation allowance.........................................  (37.0)%  (37.8)%    --
Other.......................................................    1.1%     1.6%    1.2%
                                                              -----    -----    ----
Effective tax rate..........................................    0.4%     0.1%   37.5%
                                                              =====    =====    ====

S.  OTHER COMMITMENTS AND CONTINGENCIES

     On January 28, 1997, the Company and Service Credit Corp. (the "Subsidiary"), a wholly-owned subsidiary, entered into an agreement with World Financial Network National Bank ("WFNNB") for the purpose of providing a private label credit card to the Company's customers. The contract requires the Subsidiary to maintain a 3.0% credit risk reserve for the outstanding balances, which are owned by WFNNB. The purpose of this reserve is to offset future potential negative spreads and portfolio losses. The negative spreads or losses may result from potential increased reimbursable contractual program costs. The 3.0% credit risk reserve is held by the Subsidiary, which is not in Chapter 11, in the form of cash and cash-equivalents. On April 28, 1999, WFNNB advised the Company that WFNNB has projected that such portfolio losses and negative spreads will be at least approximately $9.0 million. The Company does not have in its possession sufficient information to determine the accuracy or validity of WFNNB's projection. Pending confirmation of the accuracy of WFNNB's projection and a resolution of the Company's rights and remedies, the Company has made provision for such potential liability during fiscal 1999 by maintaining an allowance on the 3.0% credit risk reserve of $9.0 million.

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

     On September 23, 1999, WFNNB filed a motion to dismiss the Company's complaint and a separate motion seeking to have the complaint litigated in the United States District Court for the Middle District of Tennessee (the "District Court"), rather than the Bankruptcy Court. The Company filed timely oppositions to both motions, and, on October 27, 1999, the District Court denied WFNNB's motion to have the complaint

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

litigated in the District Court. The Bankruptcy Court scheduled a hearing on December 6, 1999, to consider WFNNB's motion to dismiss and the Company's opposition thereto.

     On December 6, 1999, the Bankruptcy Court entered an order dismissing the Company's complaint. On December 16, 1999, the Company filed a motion asking the Court to clarify the order issued on December 6, 1999, and to grant the Company leave to file an amended complaint (the "Company's Motion"). On January 11, 2000, WFNNB responded with an objection to the Company's Motion.

     The Company was involved in litigation, investigations and various legal matters during the fiscal year ended January 2, 2000, which are being defended and handled in the ordinary course of business. While the ultimate results of these matters cannot be determined or predicted, management believes that they will not have a material adverse effect on the Company's results of operations or financial position. Any potential liability may be affected by the Chapter 11 Cases.

T.  SEGMENT REPORTING

     The Company manages its business on the basis of one reportable segment. See Note A for a brief description of the Company's business. As of January 2, 2000, all of the Company's operations are located within the United States. The following data is presented in accordance with SFAS No. 131 for all periods presented.

                                                                      YEARS ENDED
                                                        ----------------------------------------
                                                        JANUARY 2,    JANUARY 3,    DECEMBER 28,
                                                           2000          1999           1997
                                                        ----------    ----------    ------------
CLASSES OF SIMILAR PRODUCTS                                          (IN THOUSANDS)
---------------------------
Net sales:
  Hardlines...........................................  $1,445,230    $2,249,628     $2,725,837
  Jewelry.............................................     785,270       919,897        936,941
                                                        ----------    ----------     ----------
          Total net sales.............................  $2,230,500    $3,169,525     $3,662,778
                                                        ==========    ==========     ==========

U.  QUARTERLY FINANCIAL INFORMATION -- UNAUDITED

     The Company has historically incurred a net loss throughout the first three quarters of the year due to the seasonality of its business. The results of operations for the first three quarters are not necessarily indicative of the operating results for the entire fiscal year.

     A change in accounting principle regarding layaway sales was adopted during the thirteen weeks ended January 2, 2000. The restated amounts below reflect the effect of the retroactive application of the change as of January 4, 1999.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                  13 WEEKS ENDED
                                                --------------------------------------------------
                                                APRIL 4,      JULY 4,     OCTOBER 3,    JANUARY 2,
                                                  1999         1999          1999          2000
                                                ---------    ---------    ----------    ----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales as originally reported..............  $ 510,509    $ 518,264     $366,485
Effect of change in accounting for layaway
  sales.......................................      1,186          414       (2,021)
                                                ---------    ---------     --------
Net sales as restated.........................  $ 511,695    $ 518,678     $364,464      $835,663
                                                =========    =========     ========      ========
Gross margin as originally reported(a)........  $  96,801    $  87,219     $ 80,399
Effect of change in accounting for layaway
  sales.......................................        487          173         (841)
                                                ---------    ---------     --------
Gross margin as restated......................  $  97,288    $  87,392     $ 79,558      $230,314
                                                =========    =========     ========      ========
Net earnings (loss) as originally reported....  $(168,338)   $(100,594)    $  3,967
Effect of change in accounting for layaway
  sales.......................................        487          173         (841)
Extraordinary loss............................      7,851           --           --
                                                ---------    ---------     --------
Net earnings (loss) before cumulative effect
  of change in accounting principle and
  extraordinary loss as restated..............   (160,000)    (100,421)       3,126      $ 28,040
Extraordinary loss............................     (7,851)          --           --            --
Cumulative effect of change in accounting for
  layaway sales...............................     (6,566)          --           --            --
                                                ---------    ---------     --------      --------
Net earnings (loss) as restated...............  $(174,417)   $(100,421)    $  3,126      $ 28,040
                                                =========    =========     ========      ========
Per common share -- basic and diluted
Net earnings (loss) as originally reported....  $   (1.69)   $   (1.01)    $   0.04
Effect of change in accounting for layaway
  sales.......................................       0.01           --        (0.01)
Extraordinary loss............................       0.08           --           --
                                                ---------    ---------     --------
Earnings (loss) before cumulative effect and
  extraordinary loss as restated..............      (1.60)       (1.01)        0.03      $   0.28
Extraordinary loss............................      (0.08)          --           --            --
                                                ---------    ---------     --------      --------
Cumulative effect of change in accounting for
  layaway sales...............................      (0.07)          --           --            --
                                                ---------    ---------     --------      --------
Net earnings (loss) as restated...............  $   (1.75)   $   (1.01)    $   0.03      $   0.28
                                                =========    =========     ========      ========

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                                          14 WEEKS
                                                        13 WEEKS ENDED                     ENDED
                                          -------------------------------------------    ----------
                                          MARCH 29,    JUNE 28,      SEPTEMBER 27,       JANUARY 3,
                                            1998         1998             1998              1999
                                          ---------    --------    ------------------    ----------
Net sales...............................  $594,182     $685,112         $604,987         $1,285,244
                                          ========     ========         ========         ==========
Gross margin(a).........................  $143,101     $163,564         $138,254         $  309,350
                                          ========     ========         ========         ==========
Net loss................................  $(24,101)    $ (6,337)        $(38,098)        $  (41,771)
                                          ========     ========         ========         ==========
Per common share -- basic and diluted
Net loss................................  $  (0.24)    $  (0.06)        $  (0.38)        $    (0.42)
                                          ========     ========         ========         ==========
Pro forma amounts assuming the new
  layaway sales recognition is applied
  retroactively:
Net sales...............................  $593,990     $687,221         $603,622         $1,287,647
                                          ========     ========         ========         ==========
Gross margin............................  $143,020     $164,434         $137,689         $  310,354
                                          ========     ========         ========         ==========
Net loss................................  $(24,181)    $ (5,467)        $(38,663)        $  (40,767)
                                          ========     ========         ========         ==========
Per common share -- basic and diluted
Net loss................................  $  (0.24)    $  (0.05)        $  (0.39)        $    (0.41)
                                          ========     ========         ========         ==========

---------------
(a) Gross margin after cost of merchandise sold and buying and occupancy expenses.

V.  SUBSEQUENT EVENTS

  Subsequent Event -- 2000 Business Plan

     On February 21, 2000, the Company's Board of Directors approved its 2000 Business Plan. Key components of the 2000 Business Plan include exiting certain unprofitable hardlines categories, including toys, juvenile, sporting goods, most consumer electronics and most indoor furniture. As part of the 2000 Business Plan, the Company plans to eliminate between 5,000 and 6,000 positions in stages during 2000 and 2001, including approximately 350 distribution center and 200 corporate positions. The Company announced an initiative to reformat its existing stores as part of the 2000 Business Plan, which would result in excess store space becoming available for subleasing or other real estate transactions. Another important element to the Company's strategy is the convergence of the Internet and store selling environments. Each store will feature Internet kiosks that will provide immediate access to the Company's web site, www.servicemerchandise.com, its bridal and gift registry, and its store directory. The Company also stated that the plan or plans of reorganization currently being considered involve a debt conversion of the Company's prepetition unsecured claims into new common equity of the reorganized company. Under such circumstances, the Company's existing common stock is highly speculative and is likely worthless if the current plan of reorganization under consideration is consummated.

  Subsequent Event -- DIP and exit credit facility

     On February 21, 2000, the Company signed a commitment letter with Fleet Retail Finance Inc. Following the expected approval of the Bankruptcy Court and closing, the Company's new four-year, $600.0 million DIP and exit credit facility (the "Facility") will replace the Company's existing $750.0 million DIP facility (the "DIP facility"). The Facility will be agented by Fleet Retail Finance Inc. ("Fleet"), a co-agent of the DIP facility, and fully underwritten by FleetBoston Robertson Stephens Inc.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Facility is presently structured as a $600.0 million revolver, although Fleet has reserved the right to allocate up to $85.0 million to a term loan prior to closing. The Facility also includes a letter of credit subfacility of $150.0 million and permits subordinated secured financing in amounts up to an additional $50.0 million on terms reasonably satisfactory to Fleet. The Facility requires superpriority claim status and a first priority security interest in all assets subject to existing liens, and contains certain other customary priority provisions.

     The Facility is subject to various customary terms and conditions, and must be closed by the Company no later than May 31, 2000. The Facility will mature four years from closing but can be converted to exit financing by the Company at any time during the four-year term as long as applicable conditions to conversion are satisfied. The interest rate during the first year of the term is LIBOR plus 250 basis points or prime plus 75 basis points; thereafter, the interest rate on the Facility is subject to quarterly adjustment pursuant to a pricing grid based on availability and/or EBITDA, as defined in the Facility, with ranges of 200 to 275 basis points over LIBOR and 25 to 100 basis points over prime.

     The Facility includes various covenants designed to facilitate implementation of the 2000 Business Plan and the Company's anticipated emergence from Chapter 11 in 2001. To fund capital expenditures, including the Company's planned two-year store renovation program, the facility will permit the Company to invest up to $70.0 million of capital expenditures during 2000 (plus certain incremental amounts based on the amount of subleased space completed during the fiscal year). In 2001, the Facility will permit capital expenditures up to $150.0 million less actual capital expenditures invested during 2000. During 2002 and 2003, the Company may invest up to $50.0 million each year with 100 percent carryover of unexpended amounts from prior years. The Facility will include a financial covenants test similar to the test in the current DIP Facility. The Company would not breach this financial covenant unless unused borrowing availability falls below $50.0 million and the Company fails to meet specified minimum EBITDA performance (as defined in the Facility) performance. Excluded from the EBITDA calculation are revenues and expenses associated with discontinued inventory lines, the Orlando and Montgomery distribution centers and the reduction in force plan (including payroll and severance) except with respect to non-continuing EBITDA amounts in excess of $100.0 million.

     There are no restrictions in the Facility on the Company's ability to sublease and lease store space pursuant to the 2000 Business Plan; lease all or part of the corporate headquarters; sell, pursuant to sale-leasebacks or outright, the corporate headquarters, the Orlando and/or Montgomery distribution centers; and/or implement a credit card receivables securitization program. The Company also retains the ability to complete intercompany restructurings, intercompany asset transfers and intercompany/third-party real estate transactions.

     Events of default under the Facility include customary default provisions as well as key management provisions that would trigger a default in the event that both the current Chief Executive Officer and President ceased to be employed, unless at least one of them is replaced by a person reasonably satisfactory to Fleet within 90 days and/or the acquisition by any one person or entity of 50 percent of the voting stock of the Company. Closing of the Facility is subject to customary closing conditions, including at least $155.0 million of availability at close and no material adverse change in the financial condition, operations or assets of the Company at the time of closing. Conversion of the Facility to an exit financing is also based on customary closing conditions, including the Agent's reasonable satisfaction with capital structure, plan of reorganization and any materially revised projections, as well as the achievement by the Company of a specified trailing 12-month EBITDA (which varies depending on time of exit) and certain minimum availability (which varies from $50.0 to $100.0 million) depending on the time of exit.

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

COL. A                                                 COL. B                COL. C                 COL. D          COL. E
                                                                            ADDITIONS
                                                     BALANCE AT    CHARGED TO     CHARGED TO
                                                    BEGINNING OF   COSTS AND    OTHER ACCOUNTS    DEDUCTIONS      BALANCE AT
DESCRIPTION                                            PERIOD       EXPENSES      (DESCRIBE)     (DESCRIBE)(A)   END OF PERIOD
-----------                                         ------------   ----------   --------------   -------------   -------------
INVENTORY VALUATION ALLOWANCE INCLUDED UNDER THE
BALANCE SHEET CAPTION "INVENTORY"
Year ended January 2, 2000........................    $25,017       $    --          --            $(11,992)       $ 13,025
Year ended January 3, 1999........................    $16,945       $50,144          --            $(42,072)       $ 25,017
Year ended December 28, 1997......................    $10,048       $44,226          --            $(37,329)       $ 16,945
DEFERRED TAX ASSET VALUATION ALLOWANCE INCLUDED
UNDER THE BALANCE SHEET CAPTION "DEFERRED INCOME
TAXES"
Year ended January 2, 2000........................    $41,753       $92,692          --            $     --        $134,445
Year ended January 3, 1999........................    $    --       $41,753          --            $     --        $ 41,753
Year ended December 28, 1997......................    $    --       $    --          --            $     --        $     --
ALLOWANCE FOR DOUBTFUL ACCOUNTS INCLUDED UNDER THE
BALANCE SHEET CAPTION "ACCOUNTS RECEIVABLE"
Year ended January 2, 2000........................    $ 2,999       $15,751          --            $   (724)       $ 19,474
Year ended January 3, 1999........................    $ 3,456       $ 4,541          --            $ (4,998)       $  2,999
Year ended December 28, 1997......................    $ 4,593       $ 4,388          --            $ (5,525)       $  3,456
ALLOWANCE FOR UNCOLLECTIBLE VENDOR DEBITS INCLUDED
UNDER THE BALANCE SHEET CAPTION "ACCOUNTS PAYABLE"
Year ended January 2, 2000........................    $ 4,300       $ 1,447          --            $     --        $  5,747
Year ended January 3, 1999........................    $    --       $ 4,300          --            $     --        $  4,300
Year ended December 28, 1997......................    $    --       $    --          --            $     --        $     --

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Service Merchandise Company, Inc.
Brentwood, Tennessee

     We have audited the accompanying consolidated balance sheets of Service Merchandise Company, Inc. and subsidiaries (Debtors-in-Possession) as of January 2, 2000 and January 3, 1999, and the related consolidated statements of operations, changes in shareholders' (deficit) equity, and cash flows for each of the three fiscal years in the period ended January 2, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and this financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Service Merchandise Company, Inc. and subsidiaries (Debtors-in-Possession) as of January 2, 2000 and January 3, 1999, and the results of their operations and cash flows for each of the three fiscal years in the period ended January 2, 2000, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

     As discussed in Note D to the consolidated financial statements, in 1999 the Company changed its method of recording layaway sales.

     As discussed in Note B, the Company has filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities, (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof, (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company, or (d) as to operations, the effect of any changes that may be made in its business.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses and has a deficiency in net assets. These matters raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

Nashville, Tennessee
February 4, 2000
(February 21, 2000 as to Note V)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No reportable items.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

     The following is a list of directors, their ages, positions and business experience as of the date hereof:

NAME AND POSITION                           AGE                    EXPERIENCE
-----------------                           ---                    ----------
Raymond Zimmerman                            67    Chairman of the Board since January 1999;
Chairman of the Board                              Chairman of the Board from October 1981
                                                   through January 1998; Chief Executive
                                                   Officer from October 1981 to April 1997;
                                                   President from July 1984 to November 1994
                                                   and from 1981 to October 1983. Board
                                                   member of The Limited Stores, Columbus,
                                                   Ohio.
S. Cusano                                    46    Chief Executive Officer since March 1999;
Chief Executive Officer                            Executive Vice President and Chief
                                                   Financial Officer from April 1997 to March
                                                   1999; Vice President and Chief Financial
                                                   Officer from July 1993 to April 1997;
                                                   Group Vice President -- Finance from
                                                   December 1991 to July 1993.
Charles Septer                               48    President and Chief Operating Officer
President and Chief Operating Officer              since March 1999; Senior Vice President,
                                                   Jewelry Merchandising since 1988.
Richard P. Crane, Jr.                        60    Practicing Attorney, Partner, Musick,
                                                   Peeler & Garrett, Los Angeles, California;
                                                   Board member of North American Gaming,
                                                   Inc.
R. Maynard Holt, J.D.                        60    R. Maynard Holt, Business Consulting &
                                                   Insurance, Nashville, Tennessee.
Charles V. Moore                             60    President and Board member of Trainer,
                                                   Wortham & Company, Inc., Investment
                                                   Counselors, New York, New York.
Harold Roitenberg                            73    President of Roitenberg Investments, Inc.,
                                                   Minneapolis, Minnesota; Board member of
                                                   Damark International, Inc.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list of executive officers, their ages, positions and business experience during the past five years as of the date hereof:

NAME AND POSITION(1)                        AGE                    EXPERIENCE
--------------------                        ---                    ----------
S. Cusano                                    46    Chief Executive Officer since March 1999;
Chief Executive Officer                            Executive Vice President and Chief
                                                   Financial Officer from April 1997 to March
                                                   1999; Vice President and Chief Financial
                                                   Officer from July 1993 to April 1997;
                                                   Group Vice President -- Finance from
                                                   December 1991 to July 1993.
Charles Septer                               48    President and Chief Operating Officer
President and Chief Operating Officer              since March 1999; Senior Vice President,
                                                   Jewelry Merchandising since 1988.

NAME AND POSITION(1)                        AGE                    EXPERIENCE
--------------------                        ---                    ----------
C. Steven Moore                              37    Chief Administrative Officer since March
Chief Administrative Officer, Senior Vice          1999, Senior Vice President since February
President, General Counsel and Corporate           9, 1999; Corporate Secretary since August
Secretary                                          1996; Vice President and General Counsel
                                                   since August 1996; Senior Corporate
                                                   Attorney from November 1994 to August
                                                   1996; Corporate Attorney from May 1992 to
                                                   November 1994.
Thomas L. Garrett, Jr.                       46    Senior Vice President and Chief Financial
Senior Vice President and Chief Financial          Officer since March 1999; Vice President
Officer                                            and Treasurer since July 1996; Treasurer,
                                                   Magma Copper Company from July 1992 to May
                                                   1996.
Gary Sease                                   56    Senior Vice President, Logistics since
Senior Vice President, Logistics                   September 1996; Senior Vice President,
                                                   Operations Services of American National
                                                   Can Company from September 1992 to
                                                   September 1996.
Jerry E. Foreman                             45    Senior Vice President, Merchandising since
Senior Vice President, Hardlines                   June 1999; President and Chief Operating
Merchandising, E-Commerce                          Officer of Ingram Industries Subsidiary,
                                                   Retailer Services, Inc. from January 1996
                                                   to June 1999; President and Chief
                                                   Operating Officer, Ingram Merchandising
                                                   Inc. from March 1995 to January 1996;
                                                   Service Merchandise Co., Inc. from 1976 to
                                                   1995, most recently Vice President of
                                                   Merchandising.
Kenneth A. Conway                            43    Vice President and Controller since June
Vice President and Controller                      1999; Vice President -- Controller and
                                                   Assistant Secretary, PETsMART, Inc. from
                                                   September 1992 to June 1999; Controller
                                                   and Assistant Secretary, STOR Furnishings
                                                   International, Inc. from April 1987 to
                                                   September 1992; Senior Accountant, Price
                                                   Waterhouse from June 1982 to April 1987.
R. John Pindred                              33    Vice President and Treasurer since April
Vice President and Treasurer                       1999; Director of Commercial Development,
                                                   Koch Industries from December 1997 to
                                                   April 1999; Vice President of Financial
                                                   Planning and Analysis, Service Merchandise
                                                   Co. from August 1996 to December 1997;
                                                   Manager of Price Risk, BHP Copper from
                                                   April 1991 to August 1996; Mill
                                                   Metallurgist, Noranda Minerals from
                                                   January 1990 to April 1991.

---------------
(1) All Executive Officers serve at the pleasure of the Board of Directors.

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

     Based solely on the Company's review of the copies of such forms furnished to the Company, or written representations from certain reporting persons, the Company believes that during fiscal 1999 its directors, officers and greater than ten percent beneficial owners were in compliance with all applicable filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

     This item contains information with respect to compensation paid to the Company's Seven Named Officers and its Directors.

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG-TERM
                                                                                          COMPENSATION
                                                                                             AWARDS
                                                   ANNUAL COMPENSATION               -----------------------
                                        ------------------------------------------                SECURITIES
                                                                         OTHER       RESTRICTED   UNDERLYING
                                                                         ANNUAL        STOCK       OPTIONS/     ALL OTHER
     NAME AND PRINCIPAL POSITION               SALARY      BONUS      COMPENSATION     AWARDS        SARS      COMPENSATION
          DURING FISCAL 1999            YEAR    ($)         ($)          ($)(1)        ($)(2)        (#)          ($)(3)
     ---------------------------        ----  --------   ----------   ------------   ----------   ----------   ------------
S. Cusano.............................  1999  $650,000   $1,685,467(4)                     --            --         31,738
Chief Executive Officer                 1998   406,906           --            --          --       579,500          4,050
                                        1997   369,616       25,000            --      31,250(9)    425,000          2,300
Charles Septer........................  1999   500,000      969,334(5)         --          --            --          1,268
President and Chief Operating           1998   366,296           --            --          --       402,153          2,818
  Officer                               1997   349,860           --            --          --       240,000          2,757
C. Steven Moore.......................  1999   350,000      410,175(6)         --          --            --            809
Senior Vice President, Chief            1998   190,000           --            --          --            --            390
  Administrative Officer,               1997   160,000           --            --          --            --            283
  General Counsel and Secretary
Thomas L. Garrett, Jr.................  1999   315,000      379,780(7)         --          --            --            662
Senior Vice President and               1998   262,501           --            --          --            --         26,656
  Chief Financial Officer               1997   250,000           --            --          --            --            390
Gary Sease............................  1999   318,270      306,494(8)         --          --            --            802
Senior Vice President                   1998   324,861           --            --          --       290,000          5,765
  Logistics                             1997   309,000       50,000            --          --            --         12,173
Gary M. Witkin(9).....................  1999   742,630           --            --          --            --      2,337,885(10)
President and CEO                       1998   756,911           --        30,000          --       999,999          8,794
                                        1997   773,614      108,150        30,000          --     1,000,000          5,474
Bettina Whyte(11).....................  1999        --(12)       --            --          --            --             --
CEO

---------------
(1) Mr. Witkin received a non-accountable expense allowance of $30,000 in fiscal 1998 and 1997.

(2) The value of outstanding restricted stock awards as of January 2, 2000 are as follows:

                                                              NUMBER OF
                            NAME                               SHARES     VALUE
                            ----                              ---------   -----
S. Cusano...................................................    3,334       283
C. Steven Moore.............................................   20,000     1,700
Thomas Garrett..............................................   20,000     1,700

Dividends are payable on restricted stock when and if it is paid on unrestricted stock. No dividends were paid in the reported fiscal years.

(3) Represents estimated Company contributions in benefits derived from payments by the Company for group life insurance. The amount of such benefits for 1999 is set forth in the following table:

                                                                GROUP TERM
                                                              LIFE INSURANCE
                                                              --------------
S. Cusano...................................................      $1,638
Charles Septer..............................................      $1,268
C. Steven Moore.............................................      $  809
Thomas L. Garrett, Jr.......................................      $  662
Gary Sease..................................................      $  802
Gary M. Witkin..............................................      $  156
Bettina Whyte...............................................      $    0

(4) Mr. Cusano's Bonus includes $1,288,000 paid pursuant to an amendment to his severance agreement with the Company effective February 1, 1999. Mr. Cusano also received $195,000 under the Company's employee retention program and earned $195,000 under the same program which was paid on January 31, 2000. Mr. Cusano also earned $7,467 under the Company's 1999 Incentive Bonus Program which is to be paid by March 31, 2000.

(5) Mr. Septer's Bonus includes $500,000 paid pursuant to his employment agreement dated March 23, 1999. Mr. Septer also received $150,000 under the Company's employee retention program and earned $150,000 under the same program which was paid on January 31, 2000. Mr. Septer also earned $169,334 under the Company's 1999 Incentive Bonus Program which is to be paid by March 31, 2000.

(6) Mr. Moore's Bonus includes $31,175 paid pursuant to the Company's 1998 Incentive Bonus Program. Mr. Moore also received $78,750 under the Company's employee retention program and earned $78,750 under the same program which was paid on January 31, 2000. Mr. Moore also earned $221,500 under the Company's 1999 Incentive Bonus Program which is to be paid by March 31, 2000.

(7) Mr. Garrett's Bonus includes $76,435 paid pursuant to the Company's 1998 Incentive Bonus Program. Mr. Garrett also received $59,063 under the Company's employee retention program and earned $59,063 under the same program which was paid on January 31, 2000. Mr. Garrett also earned $185,220 under the Company's 1999 Incentive Bonus Program which is to be paid by March 31, 2000.

(8) Mr. Sease's Bonus includes $59,676 paid pursuant to the Company's employee retention program and $59,676 earned under the same program which was paid on January 31, 2000. Mr. Sease also earned $187,143 under the Company's 1999 Incentive Bonus Program which is to be paid by March 31, 2000.

(9) Mr. Witkin resigned as President and CEO on January 4, 1999.

(10) Includes $2,317,890 payment provided in the agreement with the Company dated January 7, 1999 in connection with his resignation as President and CEO.

(11) Ms. Whyte served as the Company's CEO from February 8, 1999 through March 23, 1999 pursuant to the Company's agreement.

(12) Ms. Whyte is a principal in J. Alix and Associates and received no direct compensation from the Company for her services as the Company's CEO. During fiscal 1999, the Company paid J. Alix and Associates $2,093,446 for services rendered by all J. Alix personnel assigned to the Company's engagement and expenses of $120,613.

                 OPTIONS/SAR EXERCISE AND YEAR-END VALUE TABLE

     The following table provides information as to options exercised or held by the Seven Named Officers during fiscal 1999. None of the Named Officers has been granted SARs.

                                                            NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                           UNDERLYING UNEXERCISED              IN-THE-MONEY
                                                              OPTIONS/SARS AT                 OPTION/SARS AT
                           SHARES ACQUIRED    VALUE          FISCAL YEAR-END(#)             FISCAL YEAR-END(#)
NAME                         ON EXERCISE     REALIZED   EXERCISABLE/UNEXERCISABLE(1)   EXERCISABLE/UNEXERCISABLE(1)
----                       ---------------   --------   ----------------------------   ----------------------------
S. Cusano................        --            --          193,167/386,333                        $0/$0
Charles Septer...........        --            --          134,051/268,102                        $0/$0
C. Steven Moore..........        --            --           10,335/20,670                         $0/$0
Thomas L. Garrett,
  Jr. ...................        --            --           41,667/83,333                         $0/$0
Gary Sease...............        --            --          96,667/193,333                         $0/$0
Gary M. Witkin...........        --            --                0/0                              $0/$0
Bettina Whyte............        --            --                0/0                              $0/$0

---------------
(1) The number of unexercised options and/or SARs available at fiscal year-end, whether exercisable or Unexercisable, includes out-of-the money options, and the value of unexercised options and/or SARs available at fiscal year-end does not include out-of-the money options.

DIRECTOR COMPENSATION

     In fiscal 1999, directors not otherwise employed as officers of the Company received an annual fee of $23,000. In addition, Directors were paid $1,250 per in-person Board meeting and $300 per telephonic Board meeting. Mr. Holt, Chairman of the Audit Committee and member of the Compensation Committee, received an additional $5,250 for the year for his committee service. Mr. Moore, Chairman of the Compensation Committee, received an additional $1,000 for the year for his committee service. Mr. Roitenberg, member of the Audit and Compensation Committees, received an additional $1,250 for the year for his committee service. Mr. Crane, member of the Audit Committee, received an additional $1,000 for the year for his committee service.

     Under the Directors' Deferred Compensation Plan, implemented in 1991, directors have the option of deferring receipt of their fees until a period following their service as a director or until retirement age.

     Under the Second Amended and Restated Directors' Equity Plan each nonemployee director receives on the date of the Annual Meeting of Shareholders, options to purchase 3,000 shares of Common Stock at an exercise price equal to the fair market value of such shares on the date of grant. The options expire 10 years from the date of grant and are exercisable in installments of twenty percent each year beginning one year from the date of grant. The options become immediately exercisable on a director's death or disability or on the date a "change in control" is deemed to occur under the Amended and Restated 1989 Employee Stock Incentive Plan. See "Change in Control Provisions Under the Company's Stock Incentive Plans." The Second Amended and Restated Directors' Equity Plan provides nonemployee directors the option to apply their cash retainer payment to acquire options to purchase shares of Common Stock of the Company. During 1999 no options were granted to any of the Directors under this plan.

     From January 29, 1998 until his resignation on January 7, 1999, James E. Poole served as Chairman of the Board. The Company and Mr. Poole entered into an agreement providing that so long as Mr. Poole served as Chairman of the Board he was to receive $10,000 per month as compensation. The agreement also provided for certain compensation upon death, disability or removal from office, secretarial assistance and reimbursement of reasonable expenses. In connection with his resignation as Chairman of the Board and his retirement from the Board of Directors, the Company paid Mr. Poole $250,000.

SEVERANCE AND INDEMNIFICATION AGREEMENTS; EMPLOYMENT AGREEMENTS; CHANGE IN CONTROL PROVISIONS

     During fiscal 1999, the Company had severance agreements with each of the Named Officers currently employed by the Company. The severance agreements were entered into in December 1998, and with respect to Mr. Garrett, March 1999, and replaced severance agreements previously in place with the Named Officers (other than Mr. Garrett). Mr. Cusano's severance agreement was subsequently amended as described below, and Mr. Cusano, Mr. Septer and Mr. Moore subsequently entered into employment agreements as described below, which replaced each of their severance agreements.

     The severance agreements in place during fiscal 1999 with Messrs. Sease and Garrett and the employment agreements of Messrs. Cusano, Septer and Moore described below provide for the payment of compensation in the form of salary continuation in the amount of two times the officer's maximum annual base salary plus bonuses paid in the preceding twelve months and continuation of certain healthcare benefits, if the employment of the Named Officer is terminated for any reason other than the officer's death, disability, or for cause. If the Named Officer is terminated or deemed to be terminated within two years of a Change in Control, he will be entitled to salary continuation in the amount of three times the officer's maximum annual base salary. A Change in Control under these agreements is the same as that used in the Company's Stock Incentive Plan described below. Under the terms of these agreements, the employment of a Named Officer is deemed terminated for cause if he engages in (i) willful misconduct materially injurious to the Company; (ii) acts of dishonesty or fraud; (iii) willful violations of obligations not to compete with the Company or disclose confidential information. If the employment of a Named Officer is terminated for death or for cause, he will be entitled only to his base salary through the date of termination. If the employment is terminated by reason of disability, the officer will be entitled only to his base salary through the date of termination and such amounts as he is entitled to receive under the Company's disability insurance policies. The agreements provide that these Named Officers will not engage in various activities competitive with the business of the Company for a period of two year from the date of any termination giving rise to salary continuation payments. The assumption by the Company of these employment and severance agreements was approved by the Bankruptcy Court on May 25, 1999 with the modifications that, (i) excluded from the definition of Change in Control is an event (that would otherwise be a Change in Control) that occurs in connection with the substantial consummation of a plan of reorganization and (ii) the period of non-competition is increased to two years.

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

     On January 8, 1999, the Company entered into a retention agreement (the "JA Agreement") with Jay Alix & Associates ("Jay Alix"), pursuant to which Jay Alix assumed management responsibility for the Company. Under the JA Agreement, Bettina M. Whyte was the principal responsible for the overall engagement. On February 8, 1999, she was designated Chief Executive Officer by the Board. She resigned on March 23, 1999. The JA Agreement contains standard indemnification provisions, including indemnification provisions for the benefit of Ms. Whyte.

     Effective February 1, 1999, the Company entered into an agreement (the "February Agreement") with S. Cusano, then the Executive Vice President and Chief Financial Officer, amending and restating his severance agreement with the Company. Under the terms of this restated agreement, Mr. Cusano resigned effective May 20, 1999, but agreed to continue as Executive Vice President and Chief Financial Officer through the effective date of his resignation. The agreement provides for (i) the payment to Mr. Cusano of $1,288,000 in installments payable through May 20, 1999, in addition to his regular pay while employed with the Company, (ii) the vesting of all unvested stock options held by him on May 20, 1999, (iii) the immediate transfer of title to his Company provided automobile, (iv) the continuation of health care benefits for the shorter of two years or his eligibility for coverage with another employer, and
(v) the payment of Mr. Cusano's
attorney's fees. The Company has the right to terminate him at any time. If he is terminated for Cause (defined as (a) the willful engaging in misconduct materially injurious to the Company, (b) acts of dishonesty or fraud, or (c) the willful violation of obligations not to compete with the Company or disclose confidential information) the Company can stop further payments and recoup prior incentive payments made. If his employment is terminated for death or for cause, he will be entitled only to his base salary through the date of termination. If the employment is terminated by reason of disability, the officer will be entitled only to his base salary through the date of termination, and such amounts as he is entitled to receive under the Company's disability insurance policies. The agreement provides that Mr. Cusano will not compete with the Company during the term of the Agreement.

     On March 23, 1999, the Company appointed Mr. Cusano as Chief Executive Officer. In connection therewith, the Company and Mr. Cusano entered into an employment agreement with an initial term of three years which renews automatically for additional one year terms unless either party gives appropriate notice to the other party. The agreement provides for a base salary of $650,000 with the opportunity to receive an annual incentive bonus. Any such annual incentive bonus would be subject to offset by up to one-third of the amounts paid to Mr. Cusano pursuant to the February Agreement between the Company and Mr. Cusano.

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

     In connection with his appointment as Senior Vice President, Chief Administrative Officer and General Counsel, on March 23, 1999, the Company and Mr. Moore entered into an employment agreement with an initial term of three years which renews automatically for additional one year terms unless either party gives appropriate notice to the other party. The agreement provides for a base salary of $350,000 with the opportunity to receive an annual incentive bonus.

     On May 5, 1999, the Bankruptcy Court approved the Company's employee retention program which includes a stay bonus program (the "Stay Bonus Program") applicable to the Named Officers, among others. Pursuant to the Stay Bonus Program, for fiscal year 1999, Mr. Cusano earned $390,000, Mr. Septer earned $300,000, Mr. Moore earned $157,500, Mr. Garrett earned $118,125, and Mr. Sease earned $119,350.

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

     The following table shows the estimated annual pension benefits payable to a covered participant at normal retirement age, based on selected compensation and years of service compensations:

                              YEARS OF SERVICE
               -----------------------------------------------
REMUNERATION     15        20        25        30        35
------------   -------   -------   -------   -------   -------
  $125,000     $19,958   $26,610   $33,263   $39,915   $46,568
   150,000      25,583    34,110    42,638    51,165    59,693
   175,000      27,833    37,110    46,388    55,665    64,943
   200,000      27,833    37,110    46,388    55,665    64,943
   225,000      27,833    37,110    46,388    55,665    64,943
   250,000      27,833    37,110    46,388    55,665    64,943
   300,000      27,833    37,110    46,388    55,665    64,943
   400,000      27,833    37,110    46,388    55,665    64,943
   450,000      27,833    37,110    46,388    55,665    64,943
   500,000      27,833    37,110    46,388    55,665    64,943

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

     The estimated credited years of service covered by the plan for each of the persons named in the compensation table are:

                                                     AS OF DECEMBER 31, 1999    AS OF AGE 65
                                                     -----------------------    ------------
S. Cusano..........................................              8                   27
Charles Septer.....................................             18                   35
C. Steven Moore....................................              3                   35
Thomas L. Garrett, Jr..............................              3                   22
Gary Sease.........................................              3                   12
Gary M. Witkin.....................................            N/A                  N/A
Bettina Whyte......................................            N/A                  N/A

     On August 31, 1999, the Bankruptcy Court approved a motion by the Company to amend the Pension Plan. The amendment ceased the accrual of benefits, disallowed new enrollments to the plan and vested benefits already accrued under the plan effective September 30, 1999.

     Retirement benefits are computed on the basis of a straight life annuity, unless the participant elects another method of payment. If the participant is married, the benefit is converted into an actuarially equivalent joint and 50% survivor benefit. The benefits shown in the table above are not subject to deduction for Social Security or other offset amounts. The Company is considering various options with respect to the Restated Retirement Plan, which may include reinstatement, amendments, termination or substitution, among other things.

EXECUTIVE SECURITY PROGRAM

     The Company maintains a non-qualified supplemental retirement plan (the "ESP") which covers certain management employees hired or promoted to their job level prior to February 28, 1989. The plan provides salary continuation and/or death benefits equal to two times the participant's annual salary at retirement age or at age 65. Participants who complete 20 years of service and terminate employment prior to attaining retirement age are eligible for a death benefit up to age 65, at which time they may elect salary continuation and/or death benefits. Salary continuation benefits are paid from the general assets of the Company. The benefit accrual under the ESP was frozen effective September 30, 1999. There were approximately 75 active employees covered as of January 1, 2000. Approximately 35 retirees were eligible to receive benefits as of April, 1999 and approximately 46 terminated vested participants are entitled to a future benefit. The Company maintains Corporate Owned Life Insurance (COLI) policies purchased on participants covered by the plan prior to the Tax Reform Act of 1986. The Company continues to maintain COLI policies following termination or retirement of covered employees, other than with respect to Mr. Zimmerman. See Item 13. "Certain Relationships and Related Transactions". Of the Named Officers, only Charles Septer is a participant in the ESP. Upon retirement and if Mr. Septer chose to waive 100% of the death benefit, Mr. Septer's annual installment benefit would be approximately $71,900. Continuation of the ESP is subject to Bankruptcy Court approval. On August 31, 1999, the Bankruptcy Court approved a motion by the Company to amend the ESP. The amendment ceased the accrual of benefits and suspended payments effective September 30, 1999. Claims under the ESP are classified as liabilities subject to compromise by the Company. See "Notes to Consolidated Financial Statements -- J. Liabilities Subject to Compromise." During 1999 an ESP committee was formed and the Company is working with the committee to resolve claims. The Company is considering various options with respect to the Executive Security Program which may include reinstatement, amendments, termination or substitution, among other things.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of February 27, 2000, certain information regarding the beneficial ownership of Common Stock by all directors of the Company (unless otherwise noted), the Company's Chief Executive Officer as of January 2, 2000, the four most highly compensated executive officers of the Company other than such Chief Executive Officer, by all directors and executive officers as a group, and all other persons beneficially owning greater than five percent of the Common Stock. The Company believes each director or officer, except as otherwise indicated, has sole voting and investment power over the shares of Common Stock listed as beneficially owned by him.

                         SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

                                                               NUMBER OF SHARES       PERCENT OF
NAME                                                          BENEFICIALLY OWNED       CLASS(1)
----                                                          ------------------      ----------
Raymond Zimmerman...........................................        4,396,624
                                                                       24,341(2)
                                                                      392,070(3)
                                                                      566,280(4)
                                                                 ------------
                                                                    5,379,315(5)          5.3%
Richard P. Crane............................................           14,113(6)
Charles V. Moore............................................          163,695(7)(8)
R. Maynard Holt.............................................           11,189(6)(9)
Harold Roitenberg...........................................           43,563(10)
S. Cusano...................................................          225,373(11)
Charles Septer..............................................          143,593(12)
C. Steven Moore.............................................           30,335(13)
Thomas L. Garrett, Jr. .....................................           66,667(14)
Gary Sease..................................................           96,667(15)
All directors and executive officers as a group (15
  persons)..................................................        7,557,160(16)         7.5%

---------------
 (1) Percentages representing less than 1% of the outstanding shares of Common Stock are not shown.

 (2) Shares held by the Equitable Trust Company in an IRA account.

 (3) Represents 239,748 shares owned of record by Mr. Zimmerman as trustee for two nieces and 152,322 shares as to which Mr. Zimmerman is trustee under the will of Mary K. Zimmerman.

 (4) Represents 405,000 shares owned of record by the Raymond Zimmerman Family Foundation and 161,280 shares owned of record by the Zimmerman Foundation.

 (5) The address for Mr. Zimmerman is 7100 Service Merchandise Drive, Brentwood, Tennessee 37027.

 (6) Includes currently exercisable options to acquire 4,500 shares granted under the Second Amended and Restated Directors' Equity Plan.

 (7) Includes currently exercisable options to acquire 68,297 shares granted under the Second Amended and Restated Directors' Equity Plan.

 (8) Includes 9,280 shares owned by Mr. Moore as custodian for two minor children.

 (9) Includes 1,937 shares owned of record by Mr. Holt as trustee for the R. Maynard Holt Profit Sharing Plan, a qualified profit sharing plan under the Internal Revenue Code, 2,100 shares owned by Mr. Holt's wife and 2,000 shares owned by Mr. Holt's mother.

(10) Includes 28,564 shares owned by Roitenberg Investments, Inc., which is 100% owned by Mr. Roitenberg, and currently exercisable options to acquire 13,495 shares granted under the Second Amended and Restated Directors' Equity Plan.

(11) Includes 32,206 restricted shares of Common Stock held by the Company until restrictions lapse.

(12) Includes 1,148 shares held by Mr. Septer's wife (who is an employee of the Company) and currently exercisable options to acquire 134,051 shares granted under the Amended and Restated 1989 Stock Incentive Plan.

(13) Includes currently exercisable options to acquire 10,335 shares granted under the Amended and Restated 1989 Stock Incentive Plan.

(14) Includes currently exercisable options to acquire 41,667 shares granted under the Amended and Restated 1989 Stock Incentive Plan.

(15) Includes currently exercisable options to acquire 96,667 shares granted under the Amended and Restated 1989 Stock Incentive Plan.

(16) Includes currently exercisable options to acquire 845,845 shares granted under the Second Amended and Restated Directors' Equity Plan and the Amended and Restated 1989 Stock Incentive Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company leased one store property from Raymond Zimmerman. For the fiscal year ended January 2, 2000, Mr. Zimmerman received $33,750 under this lease. The rent that has been paid under this lease is comparable to rent paid by lessees of similar properties in the same general location, and the terms of such lease are at least as favorable to the Company as the terms that could be obtained from unaffiliated persons. The Company also entered into certain other contractual arrangements with certain of its directors and executive officers during fiscal 1999. See Item 1 "Executive Compensation -- Severance and Indemnification Agreements; Employment Agreements; Change in Control Provisions."

     On September 28, 1999, the Bankruptcy Court approved the substitution of Service Realty Company, Inc. ("SRC") for Starwood Ceruzzi Benderson, LLC ("Starwood") as buyer for certain property owned by the Company and located in Nashville, Tennessee. While SRC is not an affiliate of the Company or a debtor in the Chapter 11 Cases, SRC's president, Raymond Zimmerman, is also executive chairman of the Board of Directors of the Company. SRC purchased the property in connection with the exercise of a right of first refusal with respect to the property granted to it pursuant to a certain Operating Agreement executed December 18, 1996, by and between the Company and SRC. The terms of sale, including a purchase price of $650,000, were otherwise identical to those offered by Starwood and previously approved by the Bankruptcy Court by order dated July 18, 1999.

     On September 28, 1999, the Bankruptcy Court approved the transfer of a certain split dollar insurance policy insuring the life of Raymond Zimmerman from the Company to Mr. Zimmerman. The consideration paid by Mr. Zimmerman, approximately $730,000, was equal to the cash surrender value of the policy, which the Company could otherwise have received. The transfer of the policy also relieved the Company of premium obligations of approximately $114,000 per year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) Documents filed as a part of this report.

          1. Financial Statements
             See Item 8. Financial Statements and Supplementary Data

          2. Financial Statement Schedule
             Schedule II Valuation and Qualifying Accounts and Reserves

          3. Exhibits Required by Item 601 of Regulation S-K. See Exhibit Index.

EXHIBITS FILED WITH THIS FORM 10-K:

                                                                                    EXHIBIT NO. IN
EXHIBIT NO. UNDER                                                                      DOCUMENT
   ITEM 601 OF                                                                          WHERE
 REGULATION S-K                         BRIEF DESCRIPTION                          ORIGINALLY FILED
-----------------                       -----------------                          ----------------
        4.19       First Amendment to Post-Petition Credit Agreement dated as of May 6, 1999, by and among the Registrant, Citicorp USA,
                   Inc., as administrative agent, Bank Boston, N.A., as
                   documentation agent and collateral monitoring agent, and
                   Salomon Smith Barney, Inc., as sole arranger and book
                   manager.
       21          Subsidiaries of the Registrant.
       23          Independent Auditors' consent.
       27          Financial Data Schedule for the fiscal year ended January 2,
                   2000.

                                                                                    EXHIBIT NO. IN
EXHIBIT NO. UNDER                                                                      DOCUMENT
   ITEM 601 OF                                                                          WHERE
 REGULATION S-K                         BRIEF DESCRIPTION                          ORIGINALLY FILED
-----------------                       -----------------                          ----------------
                             EXHIBITS INCORPORATED HEREIN BY REFERENCE:
        3.1        Registrant's Charter, as amended February 5, 1998 which is            3.1
                   incorporated herein by reference to the Registrant's Form
                   10-K for the fiscal year ended December 28, 1997.
        3.2        Registrant's By-Laws, as amended (restated in electronic              3.2
                   format only for the purpose of filing with the Commission)
                   which is incorporated by reference to the Registrant's Form
                   10-K for the fiscal year ended January 3, 1999.
        4.1        Amended and Restated Rights Agreement dated November 4, 1998         99.2
                   which is incorporated herein by reference from Registrant's
                   Form 8-K dated November 4, 1998.
        4.2        Note Purchase Agreement dated as of June 28, 1990 concerning          4.2a
                   the refinancing of $90 million of the Real Estate Bridge
                   Loan under Credit Agreement dated as of July 24, 1989 among the Registrant, Various Banks and Chemical Bank as Agent,
                   which is incorporated herein by reference from the
                   Registrant's Form 10-Q for the second quarter ended June 30,
                   1990.
        4.3        Trust Indenture dated as of June 28, 1990 concerning the              4.2b
                   refinancing of $90.0 million of the Real Estate Bridge Loan under the Credit Agreement dated as of July 24, 1989 among the Registrant, Various Banks and Chemical Bank as Agent,
                   which is incorporated herein by reference from the
                   Registrant's Form 10-Q for the second quarter ended June 30,
                   1990.
        4.4        Indenture, dated as of February 15, 1993, between the                 4.1
                   Registrant and First American National Bank, as Trustee,
                   regarding the Registrant's $300,000,000 of 9% Senior
                   Subordinated Debentures due 2004, which is incorporated
                   herein by reference from the Registrant's
        4.5        Form 8-K dated February 17, 1993. First Supplemental                  4.2
                   Indenture, dated as of February 15, 1993, between the
                   Registrant and First American National Bank, as Trustee,
                   regarding the Registrant's $300,000,000 of 9% Senior
                   Subordinated Debentures due 2004, which is incorporated
                   herein by reference from the Registrant's Form 8-K dated
                   February 17 1993.
        4.6        Form of Debenture, regarding the Registrant's $300,000,000            4.3
                   of 9% Senior Subordinated Debentures due 2004, which is
                   incorporated herein by reference from the Registrant's Form
                   8-K dated February 17, 1993.
        4.7        Form of Notes, regarding the Registrant's $100,000,000 of             4.3
                   8 3/8% Senior Notes due 2001, which is incorporated herein by reference from the Registrant's Form 8-K dated October
                   26, 1993.
        4.8        Conditional Loan Commitment dated as of September 9, 1996,            4.2
                   concerning the $75.0 million Real Estate Mortgage Financing among Service Merchandise Company, Inc., and First Union
                   National Bank of North Carolina which is incorporated herein by reference from the Registrant's Form 10-Q for the third quarter ended September 29, 1996.

                                                                                    EXHIBIT NO. IN
EXHIBIT NO. UNDER                                                                      DOCUMENT
   ITEM 601 OF                                                                          WHERE
 REGULATION S-K                         BRIEF DESCRIPTION                          ORIGINALLY FILED
-----------------                       -----------------                          ----------------
        4.9        Loan Agreement dated as of October 4, 1996 concerning the             4.2a
                   $75.0 million Real Estate Mortgage Financing among
                   SMC-SPE-1, Inc., and First Union National Bank of North
                   Carolina which is incorporated herein by reference from the
                   Registrant's Form 10-Q for the third quarter ended September
                   29, 1996.
        4.10       Loan Agreement dated as of October 4, 1996 concerning the             4.2b
                   $75.0 million Real Estate Mortgage Financing among
                   SMC-SPE-2, Inc., and First Union National Bank of North
                   Carolina which is incorporated herein by reference from the
                   Registrant's Form 10-Q for the third quarter ended September
                   29, 1996.
        4.11       First Amendment to Loan Agreement dated as of November 7,             4.19
                   1996 concerning the $75.0 million Real Estate Mortgage
                   Financing among SMC-SPE-2, Inc., and First Union National
                   Bank of North Carolina which is incorporated herein by
                   reference to the Registrant's Form 10-K for the fiscal year ended December 29, 1996.
        4.12       Second Amendment to Loan Agreement dated as of December 20,           4.20
                   1996 concerning the $75.0 million Real Estate Mortgage
                   Financing among SMC-SPE-2, Inc., and First Union National
                   Bank of North Carolina which is incorporated herein by
                   reference to the Registrant's Form 10-K for the fiscal year ended December 29, 1996.
        4.13       Third Amendment to Loan Agreement dated as of January 16,             4.22
                   1997 concerning the $75.0 million Real Estate Mortgage
                   Financing among SMC-SPE-2, Inc., and First Union National
                   Bank of North Carolina which is incorporated herein by
                   reference to the Registrant's Form 10-K for the fiscal year ended December 29, 1996.
        4.14       Note Issuance Agreement dated September 30, 1997 among                4.15
                   Service Merchandise Company, Inc., H.J. Wilson Co., Inc. and
                   The Long-Term Credit Bank of Japan, Ltd. which is
                   incorporated herein by reference to the Registrant's Form
                   10-K for the fiscal year ended December 28, 1997
        4.15       Post-Petition Credit Agreement dated as of March 29, 1999,            4.17
                   by and among the Registrant, Citicorp USA, Inc., as
                   administrative agent, Bank Boston, N.A., as documentation
                   agent and collateral monitoring agent, and Salomon Smith
                   Barney, Inc., as sole arranger and book manager which is
                   incorporated by reference to the Registrant's Form 10-K for the fiscal year ended January 3, 1999.
        4.16       Master Security Agreement dated as of March 29, 1999 by and           4.18
                   among Registrant and the Guarantors as Grantors and
                   Citicorp, USA, Inc. as Administrative Agent which is
                   incorporated by reference to the Registrant's Form 10-K for the fiscal year ended January 3, 1999.
        4.17       Second Amendment to Post-Petition Credit Agreement dated as          99.2
                   of September 29, 1999 by and among the Registrant, Citicorp
                   USA, Inc., as administrative agent, Bank Boston, N.A., as
                   documentation agent and collateral monitoring agent, and
                   Salomon Smith Barney, Inc., as sole arranger and book
                   manager which is incorporated by reference to the
                   Registrant's Form 8-K dated October 7, 1999.

                                                                                    EXHIBIT NO. IN
EXHIBIT NO. UNDER                                                                      DOCUMENT
   ITEM 601 OF                                                                          WHERE
 REGULATION S-K                         BRIEF DESCRIPTION                          ORIGINALLY FILED
-----------------                       -----------------                          ----------------
       10.1        Stock Option Pledge Agreement between Service Merchandise            10.2
                   Company, Inc., and the Service Merchandise Foundation dated
                   October 15, 1990, which is incorporated herein by reference from the Registrant's Form 10-K for the fiscal year ended
                   December 29, 1990.
       10.2        Aircraft Lease Agreement dated as of June 26, 1998 between           10.1
                   the Registrant and General Electric Capital Corporation
                   which is incorporated herein by reference from the
                   Registrant's Form 10-Q for the second quarter ended June 28,
                   1998.
EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS:
       10.3        Form of Indemnification Agreement between the Registrant and    Exhibit A
                   each of Messrs. Zimmerman, Crane, Holt, Moore, Roitenberg,
                   Cusano, Mulet and Septer which is incorporated herein by
                   reference from the Registrant's Proxy Statement dated April
                   19, 1989.
       10.4        Directors' Deferred Compensation Plan, which is incorporated         10.1
                   herein by reference from the Registrant's Form 10-K for the fiscal year ended December 29, 1990.
       10.5        Key Executive Severance Plan Agreement for execution by              10.2
                   certain key executives in replacement of employment
                   contracts which is incorporated herein by reference from the
                   Registrant's Form 10-Q for the third quarter ended October
                   2, 1994.
       10.6        Amended and Restated 1989 Employee Stock Incentive Plan              10.2
                   which is incorporated herein by reference from the
                   Registrant's Form 10-K for the fiscal year ended January 1,
                   1995.
       10.7        Retirement Benefits Agreement dated as June 25, 1998 which           10.1
                   is incorporated herein by reference from the Registrant's
                   Form 10-Q for the third quarter ended September 27, 1998.
       10.8        Letter Agreement II between the Registrant and Jay Alix &            10.9
                   Associates dated March 23, 1999 which is incorporated by
                   reference to the Registrant's Form 10-K for the fiscal year ended January 3, 1999.
       10.9        Form of Severance Agreement Amendment between the Registrant         10.10
                   and each of Messrs. [Cusano, Mulet, Sease and Septer] which is incorporated by reference to the Registrant's Form 10-K for the fiscal year ended January 3, 1999.
       10.10       Letter Agreement among the Registrant and S. Cusano dated            10.14
                   February 1, 1999 which is incorporated by reference to the
                   Registrant's Form 10-K for the fiscal year ended January 3,
                   1999.
       10.11       Second Amended and Restated Directors' Equity Plan which is          10.15
                   incorporated by reference to the Registrant's Form 10-K for the fiscal year ended January 3, 1999.
       10.12       Employment Agreement between the Registrant and S. Cusano            10.16
                   dated March 23, 1999 which is incorporated by reference to the Registrant's Form 10-K for the fiscal year ended January
                   3, 1999.
       10.13       Employment Agreement between the Registrant and Charles              10.17
                   Septer dated March 23, 1999 which is incorporated by
                   reference to the Registrant's Form 10-K for the fiscal year ended January 3, 1999.

                                                                                    EXHIBIT NO. IN
EXHIBIT NO. UNDER                                                                      DOCUMENT
   ITEM 601 OF                                                                          WHERE
 REGULATION S-K                         BRIEF DESCRIPTION                          ORIGINALLY FILED
-----------------                       -----------------                          ----------------
       10.14       Employment Agreement between Registrant and C. Steven Moore          10.18
                   dated March 23, 1999 which is incorporated by reference to the Registrant's Form 10-K for the fiscal year ended January
                   3, 1999.
       10.15       Commitment Letter and Term Sheet of Fleet Retail Finance             99.2
                   Inc. for Debtor-in-Possession Credit Facility and
                   post-confirmation Revolving Credit Facility dated February
                   21, 2000 which is incorporated by reference to the
                   Registrant's Form 8-K dated February 25, 2000.

     (b) Reports on Form 8-K.

     During the quarter ended January 2, 2000, the Company filed the following four reports on Form 8-K: (i) dated October 7, 1999 announcing that its lenders had approved an amendment to the $750.0 million debtor-in-possession financing agreement that provided for the release of the $50.0 million borrowing base reserve which had been in effect pending negotiation of financial covenants;
(ii) dated October 27, 1999 attaching the Monthly Operating Report filed with the Bankruptcy Court for the period ending October 3, 1999; (iii) dated November 24, 1999 attaching the Monthly Operating Report filed with the Bankruptcy Court for the period ending October 31, 1999; and (iv) dated December 22, 1999 attaching the Monthly Operating Report filed with the Bankruptcy Court for the period ending November 28, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SERVICE MERCHANDISE COMPANY, INC.

                                          By: /s/ S. CUSANO
                                            ------------------------------------
                                            S. Cusano
                                            Chief Executive Officer

March 15, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ RAYMOND ZIMMERMAN
--------------------------------------------------------
Raymond Zimmerman
Chairman of the Board
March 15, 2000

/s/ S. CUSANO
--------------------------------------------------------
S. Cusano
Director and Chief Executive Officer
(Principal Executive Officer)
March 15, 2000

/s/ RICHARD P. CRANE, JR.
--------------------------------------------------------
Richard P. Crane, Jr.
Director
March 15, 2000

/s/ CHARLES V. MOORE
--------------------------------------------------------
Charles V. Moore
Director
March 15, 2000

/s/ R. MAYNARD HOLT
--------------------------------------------------------
R. Maynard Holt
Director
March 15, 2000


/s/ HAROLD ROITENBERG
--------------------------------------------------------
Harold Roitenberg
Director
March 15, 2000

/s/ CHARLES SEPTER
--------------------------------------------------------
Charles Septer
Director, President and Chief Operating Officer
March 15, 2000

/s/ THOMAS L. GARRETT, JR.
--------------------------------------------------------
Thomas L. Garrett, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
March 15, 2000

/s/ KENNETH A. CONWAY
--------------------------------------------------------
Kenneth A. Conway
Vice President -- Controller and Chief
Accounting Officer
(Principal Accounting Officer)
March 15, 2000