Form 10-Q
period 2000-04-02
SERVICE MERCHANDISE CO INC
filed 2000-05-17
CIK 89107

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2000.

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

         As of April 2, 2000, there were 99,976,123 shares of the Registrant's common stock, $.50 par value, outstanding.

                                TABLE OF CONTENTS

                                                                                                      Page
                                                                                                       No.
                                                                                                       ---
PART I FINANCIAL INFORMATION

         Consolidated Statements of Operations (Unaudited) First Quarter Ended April
           2, 2000 and April 4, 1999...................................................................3
         Consolidated Balance Sheets - April 2, 2000 (Unaudited), April 4, 1999
           (Unaudited) and January 2, 2000.............................................................4
         Consolidated Statements of Cash Flows (Unaudited) First Quarter Ended April
           2, 2000 and April 4, 1999...................................................................5
         Notes to Consolidated Financial Statements (Unaudited)........................................6
         Management's Discussion And Analysis Of Financial Condition And Results Of Operations........16
         Quantitative and Qualitative Disclosure about Market Risk....................................26

PART II OTHER INFORMATION

         Legal Proceedings............................................................................27
         Defaults Upon Senior Securities..............................................................28
         Exhibits and Reports on Form 8-K.............................................................28

SIGNATURES............................................................................................30

                         PART I - FINANCIAL INFORMATION

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES

ITEM 1.   FINANCIAL STATEMENTS.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (DEBTOR-IN-POSSESSION)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  FIRST QUARTER ENDED
                                                                                 ----------------------
                                                                                              RESTATED
                                                                                  APRIL 2,     APRIL 4,
                                                                                   2000         1999
                                                                                 ---------    ---------
Net sales:
    Operations excluding exiting categories and closed facilities                $ 246,594    $ 236,168
    Exiting categories and closed facilities                                        96,435      275,527
                                                                                 ---------    ---------
                                                                                   343,029      511,695
                                                                                 ---------    ---------
Costs and Expenses:
    Cost of merchandise sold and buying and occupancy expenses:
    Operations excluding exiting categories and closed facilities                  184,435      187,204
    Exiting categories and closed facilities                                        71,460      227,203
                                                                                 ---------    ---------
                                                                                   255,895      414,407
                                                                                 ---------    ---------
Gross margin after cost of merchandise sold and buying and occupancy expenses:
    Operations excluding exiting categories and closed facilities                   62,159       48,964
    Exiting categories and closed facilities                                        24,975       48,324
                                                                                 ---------    ---------
                                                                                    87,134       97,288
                                                                                 ---------    ---------
Selling, general and administrative expenses:
    Operations excluding exiting categories and closed facilities                   85,481      106,278
    Exiting categories and closed facilities                                        13,914       61,012
                                                                                 ---------    ---------
                                                                                    99,395      167,290
                                                                                 ---------    ---------
Other income, net                                                                  (12,296)      (3,049)
Restructuring charge (credit)                                                         (909)      99,454
Depreciation and amortization:
    Operations excluding exiting categories and closed facilities                    9,613        9,626
    Exiting categories and closed facilities                                           131        2,608
                                                                                 ---------    ---------
                                                                                     9,744       12,234
Reorganization items (income)                                                       18,694      (43,743)
                                                                                 ---------    ---------
Loss before interest, income tax, extraordinary item, and cumulative
    effect of a change in accounting principle                                     (27,494)    (134,898)
Interest expense (contractual interest was  $17,931 and $26,602  for
    the quarters ended April 2, 2000 and April 4, 1999,  respectively)              10,892       25,102
                                                                                 ---------    ---------
Loss before income tax, extraordinary item, and cumulative effect of a
    change in accounting principle                                                 (38,386)    (160,000)
Income tax                                                                              --           --
                                                                                 ---------    ---------
Loss before extraordinary item and cumulative effect of a change in
    accounting principle                                                           (38,386)    (160,000)
Extraordinary loss from early extinguishment of debt                                    --       (7,851)
Cumulative effect of a change in recording layaway sales                                --       (6,566)
                                                                                 ---------    ---------
Net loss                                                                         $ (38,386)   $(174,417)
                                                                                 =========    =========
Weighted average common shares - basic and diluted                                  99,723       99,717
                                                                                 =========    =========
Loss per common share - basic and diluted:
Loss before extraordinary item and cumulative effect of a change in
    accounting principle                                                         $   (0.38)   $   (1.60)
Extraordinary loss from early extinguishment of debt                                    --        (0.08)
Cumulative effect of a change in recording layaway sales                                --        (0.07)
                                                                                 ---------    ---------
Net loss                                                                         $   (0.38)   $   (1.75)
                                                                                 =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DEBTOR-IN-POSSESSION)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                   RESTATED        AUDITED
                                                                                     APRIL 2,       APRIL 4,       JANUARY 2,
                                                                                       2000           1999           2000
                                                                                   -----------    -----------    -----------
ASSETS
Current Assets:
    Cash and cash equivalents                                                      $    29,513    $    80,956    $    61,591
    Accounts receivable, net of allowance of
        $17,479, $870 and $19,474, respectively                                          6,135         19,586         13,171
    Inventories                                                                        644,368        739,267        642,997
    Prepaid expenses and other assets                                                   24,174         78,625         29,135
                                                                                   -----------    -----------    -----------
    TOTAL CURRENT ASSETS                                                               704,190        918,434        746,894

    Property and equipment:
    Net property and equipment - owned                                                 346,340        406,471        353,078
    Net property and equipment - leased                                                 14,200         20,010         14,636
    Other assets and deferred charges                                                   45,337         47,453         47,336
                                                                                   -----------    -----------    -----------
    TOTAL ASSETS                                                                   $ 1,110,067    $ 1,392,368    $ 1,161,944
                                                                                   ===========    ===========    ===========
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Liabilities Not Subject to Compromise

Current Liabilities:
    Notes payable                                                                  $    97,146    $   155,490    $    42,977
    Accounts payable                                                                    60,382          9,083         67,318
    Accrued expenses                                                                   130,289        131,246        181,860
    State and local sales taxes                                                         12,672          7,520         28,737
    Accrued restructuring costs                                                          7,954             --             38
    Borrowings classified as current                                                     1,000          1,500          1,000
    Current maturities of capitalized lease obligations                                    118             --             86
                                                                                   -----------    -----------    -----------
    TOTAL CURRENT LIABILITIES                                                          309,561        304,839        322,016

Long-term Liabilities:
    Long-term debt                                                                      98,250        148,125         98,500
    Capitalized lease obligations                                                        2,467             --          2,514
                                                                                   -----------    -----------    -----------
    TOTAL LONG-TERM LIABILITIES                                                        100,717        148,125        101,014

Liabilities Subject to Compromise                                                      755,244        888,073        755,975
                                                                                   -----------    -----------    -----------
    TOTAL LIABILITIES                                                                1,165,522      1,341,037      1,179,005

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' (DEFICIT) EQUITY:
    Preferred stock, $1 par value, authorized, 4,600 shares, undesignated as to rate and other rights, none issued
    Series A Junior Preferred Stock, $1 par value, authorized 1,100 shares, none issued
    Common stock, $.50 par value, authorized 500,000 shares,
        issued and outstanding 99,976, 100,167 and 100,012
        shares, respectively                                                            49,989         50,084         50,006
    Additional paid-in capital                                                           6,288          7,027          6,424
    Deferred compensation                                                                 (565)        (1,383)          (708)

    Accumulated other comprehensive loss                                                    --           (869)            --
    Retained (deficit) earnings                                                       (111,167)        (3,528)       (72,783)
                                                                                   -----------    -----------    -----------
    TOTAL SHAREHOLDERS' (DEFICIT) EQUITY                                               (55,455)        51,331        (17,061)
                                                                                   -----------    -----------    -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY                           $ 1,110,067    $ 1,392,368    $ 1,161,944
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

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DEBTOR-IN-POSSESSION)
                                 (IN THOUSANDS)

                                                                                  QUARTER ENDED
                                                                              ---------------------
                                                                                          RESTATED
                                                                              APRIL 2,     APRIL 4,
                                                                                2000         1999
                                                                              --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                   $(38,386)   $(174,417)
   Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
      Extraordinary loss from early extinguishment of debt                          --        7,851
      Cumulative effect of a change in accounting principle - layaway sales         --        6,566
      Depreciation and amortization                                             12,483       22,551
      Net gain on sale of property and equipment                                (3,729)      (3,049)
      Write-down of property and equipment due to restructuring                     --       24,452
      Reorganization items                                                      18,694      (43,743)
      Changes in assets and liabilities:
        Accounts receivable                                                      7,036        6,711
        Inventories                                                             (1,371)     164,730
        Prepaid expenses and other assets                                       (2,983)     (54,246)
        Accounts payable                                                        (3,984)     (21,285)
        Accrued expenses, state and local sales taxes                          (72,240)     (27,630)
        Accrued restructuring costs                                             (3,933)      73,505
        Income tax                                                                  --       18,470
                                                                              --------    ---------
      NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:                        (88,413)         466
                                                                              --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment - owned                                  (3,056)      (3,066)
   Proceeds from sale of property and equipment                                  4,043        3,955
   Proceeds from sale of property and equipment - reorganization                 7,927           --
   Restricted cash and other assets, net                                        (1,003)      23,525
                                                                              --------    ---------
      NET CASH PROVIDED BY INVESTING ACTIVITIES:                                 7,911       24,414
                                                                              --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term borrowings, net                                                   54,169         (510)
   Repayment of long-term loan and long-term debt                               (2,913)     (56,485)
   Repayment of capitalized lease obligations                                   (2,760)      (1,826)
   Debt issuance costs                                                              --      (18,574)
   Exercise of stock options (forfeiture of restricted stock), net                 (72)        (278)
                                                                              --------    ---------
      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                          48,424      (77,673)
                                                                              --------    ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (32,078)     (52,793)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                 61,591      133,749
                                                                              --------    ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                     $ 29,513    $  80,956
                                                                              ========    =========
SUPPLEMENTAL DATA:
Cash paid (received) during the quarter for:
   Interest                                                                   $  6,214    $  22,251
   Income tax                                                                 $   (299)   $ (18,368)
   Reorganization items                                                       $  6,311    $   2,238


The accompanying notes are an integral part of these consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    FOR THE FIRST QUARTER ENDED APRIL 2, 2000

A.       FINANCIAL STATEMENT PRESENTATION AND GOING CONCERN MATTERS

         The consolidated financial statements, except for the consolidated balance sheet as of January 2, 2000, have been prepared by the Company without audit.

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

         As described in Note L, a change in accounting principle regarding layaway sales was adopted during the quarter ended January 2, 2000. The consolidated financial statements as of and for the quarter ended April 4, 1999 have been restated to reflect the effect of the retroactive application of the change to January 4, 1999.

         The consolidated financial statements have been prepared on a going concern basis of accounting and in accordance with AICPA Statement of Position ("SOP") 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code."

         The consolidated statements of operations line item "Exiting categories and closed facilities" represents activity specifically identifiable to inventory liquidations conducted in conjunction with (1) the Company's restructuring plan adopted on March 25, 1997 (the "1997 Restructuring Plan");
(2) the Company's rationalization plan adopted on March 8, 1999 (the "Rationalization Plan") and (3) the exiting of toys, juvenile, sporting goods, most consumer electronics and other merchandise categories as part of the 2000 Business Plan. All activity for these items is classified in "Exiting categories and closed facilities." Prior year amounts reflect operating results for these same facilities and merchandise classifications. Selling, general and administrative expenses for exiting categories and closed facilities do not include any allocation of corporate overhead.

         The Company's recent losses and the Chapter 11 Cases raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, (i) the Company's ability to comply with its debtor-in-possession to exit financing agreements, (ii) the Company's ability to implement its 2000 business plan; (iii) confirmation of a plan of reorganization under the Bankruptcy Code, (iv) the Company's ability to achieve profitable operations after such confirmation, and (v) the Company's ability to generate sufficient cash from operations to meet its obligations.

         As described in Note B, the Company has an exclusive right to submit a plan of reorganization to the Bankruptcy Court through April 30, 2001. Management believes that the plan of reorganization, as it is being developed and subject to approval of the Bankruptcy Court, along with cash provided by the debtor-in-possession to exit facility and operations, will provide sufficient liquidity to allow the Company to continue as a going concern; however, there can be no assurance that the sources of liquidity will be available or sufficient to meet the Company's needs. A plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The consolidated financial statements do not give effect to any adjustment to the carrying value of assets or amounts and classifications of liabilities that might be necessary as a result of the Chapter 11 Cases.

         On February 21, 2000, the Company's Board of Directors approved its 2000 Business Plan, which includes the following components: (i) an expansion of jewelry and jewelry related products; (ii) a more targeted selection of those categories that have historically performed well and have an affinity to jewelry and an exit from certain unprofitable hardline categories; (iii) the convergence of the Company's in-store and Internet environment; (iv) the reduction of selling and warehouse spaces within the Company's stores to adjust for the new merchandise mix, which allows for the subleasing of excess space; and (v) the rationalization of the Company's overhead structure, logistics network and stores/field organization to generate anticipated cost savings. The execution and success of the 2000 Business Plan is subject to numerous risks and uncertainties.

         Pursuant to the 2000 Business Plan, the Company will feature an expanded offering of jewelry and jewelry-related products, with the bulk of the expansion in diamonds. In addition to jewelry, the Company will focus on hardline categories that have performed well and which generate cross-selling opportunities with jewelry. The Company will exit certain unprofitable categories, including toys, juvenile, sporting goods and most electronics. As a multi-channel specialty retailer, the Company has included as part of the 2000 Business Plan the planned convergence of the Internet and store selling environments. Each store will feature Internet kiosks that will provide immediate access to the Company's web site, www.servicemerchandise.com, its bridal and gift registry and its store directory.

         The Company's stores will be reconfigured to feature less overall selling square footage (approximately 18,000 square feet as compared to 27,000 square feet), but increased square footage for jewelry. The excess store space will be available for sub-leasing or other real estate transactions. Pursuant to the 2000 Business Plan (See 8-K filed April 7, 2000), seventy stores are scheduled for total refurbishment and upgrade to an expanded jewelry selling area in 2000 while the balance will undergo a more limited capital improvement remodel during 2000. Another 83 stores are scheduled for total refurbishment in 2001. Although the Company plans to continue operating substantially all of its 221 stores, in 2000 it will close its distribution centers in Montgomery, New York and Orlando, Florida. As part of the 2000 Business Plan, the Company will reduce its workforce at its corporate offices, its distribution centers and its stores resulting in the elimination of 5,000 to 6,000 positions.

         The Company continues to develop its business plans, which may include additional store closings, changes in merchandise assortments, changes in distribution networks and overhead costs and is considering various options with respect to the Restated Retirement Plan, the Executive Security Plan and the Savings and Investment Plan, which may include reinstatement, amendments, termination or substitution of such plans, among other things.

          The Company has historically incurred a net loss for the first three quarters of the year because of the seasonality of its business. The results of operations for the quarters ended April 2, 2000 and April 4, 1999 are not necessarily indicative of the operating results for an entire fiscal year.

         These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000.

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

         Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and other contractual obligations against the Debtors may not be enforced. In addition, under the Bankruptcy Code the Debtors may assume or reject executory contracts, including lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Bankruptcy Court. Although the Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy in 2001, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan(s) will be consummated. As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to submit a plan of reorganization for 120 days. On May 25, 1999, the Company received Court approval to extend the period in which the Company has the exclusive right to file or advance a plan of reorganization in its Chapter 11 case. The order extended the Company's exclusive right to file a plan from July 23, 1999 to February 29, 2000, and extended the Company's exclusive right to solicit acceptances of its plan from September 21, 1999 to May 1, 2000. On February 2, 2000, the Company received Court approval to extend the period in which the Company has the exclusive right to file or advance a plan from February 29, 2000 to April 30, 2001 and extend the Company's right to solicit acceptances of its plan from May 1, 2000 to June 30, 2001. If the Debtors fail to file a plan of reorganization during such period or extension thereof or if such plan is not accepted by the required number of creditors and equity holders, any party in interest may subsequently file its own plan of reorganization for the Debtors. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. The plan or plans currently being considered by the Company involve a debt conversion of the Company's prepetition unsecured claims into new common equity of the reorganized Company. Under such circumstances, the existing common stock of the Company would be cancelled and would result in existing holders of the common stock receiving no value for their interests. The Company believes the value of the Common Stock is highly speculative since it is probable that it will be cancelled, and therefore, worthless if the expected plan of reorganization is consummated.

C.       RESTRUCTURING PLANS

         1997 RESTRUCTURING PLAN

         On March 25, 1997, the Company adopted a business restructuring plan to close up to 60 under performing stores and one distribution center. As a result, a pre-tax charge of $129.5 million for restructuring costs was taken in the first quarter of fiscal 1997. The remaining component of the restructuring charge accrual and an analysis of the change in the accrual for the quarter ended April 2, 2000 are outlined in the following table:



                                                                            ACTIVITY
                                                                 ---------------------------
                                                    ACCRUED                                      ACCRUED
                                                 RESTRUCTURING                                RESTRUCTURING
                                                  COSTS AS OF                                  COSTS AS OF
                                                   JANUARY 2,    RESTRUCTURING    CHANGE IN      APRIL 2,
                                                     2000            COSTS        ESTIMATE         2000
                                                     ----            -----        --------         ----
                                                                     (in thousands)
Lease termination and other real estate costs       $7,894            $20          $(207)         $7,707
                                                    ======            ===          =====          ======


Note: The accrued restructuring costs as of April 2, 2000 are included in Liabilities Subject to Compromise.

         The closing of nine stores during the first half of fiscal 1998 brought the total number of closures, in accordance with the 1997 Restructuring Plan, to 53 stores and one distribution center. Store closures were completed as of May 1998. The Company closed less than 60 stores primarily due to the inability to negotiate acceptable exit terms from the related lessors.

         Lease terminations and other real estate costs primarily consist of contractual rent payments and other real estate costs. These amounts have been accrued according to the remaining leasehold obligations under Section 502(b)(6) of the Bankruptcy Code. Section 502(b)(6) limits a lessor's claim to the rent reserved by such lease, without acceleration for the greater of one year, or 15 percent, not to exceed three years. Any unpaid rent is included in the claim.

         The Company experienced lower than expected expenses in lease termination and disposition of closed stores for the quarter ended April 2, 2000. As a result the Company reduced its estimate for these costs by $0.2 million.

         The leases remaining on closed locations as of April 2, 2000 vary in length with expiration dates ranging from April 2000 to February 2015.

         RATIONALIZATION PLAN

         In February 1999, the Company announced a rationalization plan to close up to 132 stores, up to four distribution centers and to reduce corporate overhead. On March 8, 1999, as part of the Rationalization Plan and prior to the filing of the involuntary bankruptcy petition, the Board of Directors approved the adoption of a business restructuring plan to close 106 stores and the Dallas distribution center and to reduce the Company's workforce at its Nashville corporate offices by 150 employees. As a result, a pre-tax charge of $99.5 million for restructuring costs was recorded in the first quarter of 1999. On March 29, 1999 and in connection with the Chapter 11 Cases, store leases under this plan were approved for rejection by the Bankruptcy Court. The remaining components of the restructuring charge accrual and an analysis of the change in the accrual for the quarter ended April 2, 2000 are outlined in the following table:

                                                                            ACTIVITY
                                                                 ---------------------------
                                                    ACCRUED                                      ACCRUED
                                                 RESTRUCTURING                                RESTRUCTURING
                                                  COSTS AS OF                                  COSTS AS OF
                                                   JANUARY 2,    RESTRUCTURING    CHANGE IN      APRIL 2,
                                                     2000         COSTS PAID      ESTIMATE         2000
                                                  ----------      ----------       -------       ----------
                                                                     (in thousands)
Lease termination and other real estate costs     $   38,315      $   (1,127)      $  (877)      $   36,311
Employee severance                                       478            (410)          175              243
                                                  ----------      ----------       -------       ----------
Total                                             $   38,793      $   (1,537)      $  (702)      $   36,554
                                                  ==========      ==========       =======       ==========

Note: The accrued restructuring costs as of April 2, 2000 are included in Liabilities Subject to Compromise.

         Lease terminations and other real estate costs primarily consists of contractual rent payments. These amounts have been accrued according to the remaining leasehold obligations under Section 502(b)(6) of the Bankruptcy Code.
Section 502(b)(6) limits a lessor's claim to the rent reserved by such lease, without acceleration for the greater of one year, or 15 percent, not to exceed three years. Any unpaid rent is included in the claim.

         The Company experienced lower than expected expenses in lease termination and disposition of closed stores for the quarter ended April 2, 2000. As a result the Company reduced its estimate for these costs by $0.9 million.

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

         Pursuant to order of the Bankruptcy Court, on or about March 15, 2000, the Company mailed notices to all known creditors that the deadline for filing proofs of claim with the Bankruptcy Court is May 15, 2000. Differences between amounts scheduled by the Company and claims by creditors will be investigated and resolved in connection with the Company's claims resolution process. That process will not commence until after the May 15, 2000, bar date and, in light of the number of creditors of the Company, may take considerable time to complete.

         The Company has received approval from the Bankruptcy Court to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations, to pay vendors and other providers in the ordinary course for goods and services received from March 15, 1999, and to honor customer service programs, including warranties, returns, layaways and gift certificates.

         The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below.

                                                    APRIL 2,     APRIL 4,
                                                      2000         1999
                                                    --------     --------
                                                      (in thousands)
                  Accounts payable                  $192,829     $198,005
                  Accrued expenses                    64,905       72,541
                  Accrued restructuring costs:
                      1997 Restructuring Plan          7,707        5,683
                      1999 Rationalization Plan       36,554       75,002
                  Long-term debt                     426,844      488,974
                  Capitalized lease obligations       26,405       47,868
                                                    --------     --------
                      Total                         $755,244     $888,073
                                                    ========     ========

         Contractual interest expense not accrued or recorded on certain pre-petition debt totaled $7.0 million and $1.5 million for the quarters ended April 2, 2000 and April 4, 1999, respectively.

E.       REORGANIZATION ITEMS

         Expenses and income directly incurred or realized as a result of the Chapter 11 Cases have been segregated from the normal operations and are disclosed separately. The major components are as follows:

                                                                  QUARTER ENDED
                                                              --------------------
                                                              APRIL 2,    APRIL 4,
                                                               2000         1999
                                                              -------     --------
                                                                  (in thousands)
         Reduction of accrued rent for rejected leases        $    --     $(45,981)
         Professional fees and other administrative items       6,988        2,238
         Store closing costs                                    2,283           --
         Severance                                              9,423           --
                                                              -------     --------
         Total reorganization items (income) expense          $18,694     $(43,743)
                                                              =======     ========


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

         PROFESSIONAL FEES AND OTHER ADMINISTRATIVE ITEMS:

         Professional fees and administrative items relate to legal, accounting and other professional costs directly attributable to the Chapter 11 Cases.

         SEVERANCE:

         Severance costs relate to workforce reductions at the corporate offices, distribution centers and stores as a part of the reorganization process.

         STORE CLOSING COSTS:

         Store closing costs include rent, common area maintenance, utilities, asset write-downs and real estate taxes offset by other income resulting from store dispositions. Rent amounts have been adjusted to reflect the reduction allowed under Section 502(b)(6) of the Bankruptcy Code

F.       BORROWINGS

         This note contains information regarding the Company's short-term borrowings and long-term debt as of April 2, 2000. Any plan of reorganization defining the repayment terms must be approved by the Bankruptcy Court.

         From September 1997 through January 20, 1999, the Company had a five-year, $900.0 million, fully committed asset-based credit facility (the "Amended and Restated Credit Facility"). The Amended and Restated Credit Facility included $200.0 million in term loans and up to a maximum of $700.0 million in revolving loans including a $175.0 million sub-facility for letters of credit. The Amended and Restated Credit Facility was set to mature on September 10, 2002. Interest rates on the Amended and Restated Credit Facility were subject to change based on a financial performance-based grid and could not exceed a rate of LIBOR + 2.25% on revolving loans and

LIBOR + 2.50% on the term loan. There were no short-term borrowings under the Amended and Restated Credit Facility at April 4, 1999.

         On January 20, 1999, the Company completed a $750.0 million, 30-month asset-based credit facility (the "Second Amended and Restated Credit Facility") which replaced the Amended and Restated Credit Facility. The Second Amended and Restated Credit Facility included $150.0 million in term loans and a maximum of $600.0 million in revolving loans. The Second Amended and Restated Credit Facility included a $200.0 million sub-facility for standby and trade letters of credit. Interest rates on the Second Amended and Restated Facility were based on either Prime Rate + 1.5% or LIBOR + 2.75%. There were no short term borrowings under the Second Amended and Restated Credit Facility at April 2, 2000. Short term borrowings under this facility at April 4, 1999 were $128.8 million.

         Outstanding borrowings under the term loan of the Second Amended and Restated Credit Facility were $149.6 million as of April 4, 1999.

         On March 29, 1999, the Company entered into a 27-month, $750.0 million fully committed asset-based debtor-in-possession credit facility (the "DIP Facility") which replaced the Second Amended and Restated Credit Facility. The Bankruptcy Court approved the DIP Facility on an interim basis on March 29, 1999 and granted final approval on April 27, 1999. The DIP Facility included $100.0 million in term loans and up to a maximum of $650.0 million in revolving loans including a $200.0 million sub-facility for letters of credit. Interest rate spreads on the DIP Facility were LIBOR + 2.25% on Eurodollar loans and Prime Rate + 1.25% on Alternate Base Rate loans. Short term borrowings related to the DIP Facility were $97.1 million and $26.7 million as of April 2, 2000 and April 4, 1999, respectively. Outstanding borrowings under the term loan of the DIP Facility were $99.3 million as of April 2, 2000. There was a commitment fee of 0.375% on the undrawn portion of the revolving loans under the DIP Facility.

         The DIP Facility was secured by all material unencumbered assets of the Company and its subsidiaries, including inventory, but excluding previously mortgaged property. Borrowings under the DIP Facility were limited based on a borrowing base formula which considers eligible inventories, eligible accounts receivable, mortgage values on eligible real properties, eligible leasehold interests, available cash equivalents and in-transit cash. Availability under the facility continues unless the Company breaches the financial covenants for the DIP facility. As of April 2, 2000, the Company was in compliance with its financial covenants.

         On April 14, 2000, the Company entered into a four year, $600.0 million fully committed asset-based debtor-in-possession and emergence credit facility (the "DIP to Exit Facility") which replaced the DIP Facility. The Bankruptcy Court approved the DIP to Exit Facility on April 4, 2000. The DIP to Exit Facility matures on April 14, 2004, and includes $60.0 million in term loans and up to a maximum of $540.0 million in revolving loans including a $150.0 million sub-facility for letters of credit. Interest rate spreads on the DIP to Exit Facility are initially LIBOR + 2.50% on Eurodollar loans and Prime Rate + 0.75% on Alternate Base Rate loans. After the first quarter of 2001, these spreads are subject to quarterly adjustment pursuant to a pricing grid based on availability and financial performance, with ranges of 200 to 275 basis points over LIBOR and 25 to 100 basis points over prime rate. There were no outstanding borrowings under the DIP to Exit Facility as of April 2, 2000.

         Borrowings under the DIP to Exit Facility will be secured by all material unencumbered assets of the Company and its subsidiaries, including inventory, but excluding previously mortgaged property. Borrowings under the DIP to Exit Facility are limited based on a borrowing base formula which considers eligible inventories, eligible accounts receivable, mortgage values on eligible real properties, eligible leasehold interests, available cash equivalents and in-transit cash.

G.       EARNINGS PER SHARE

         Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the reported period. Diluted net earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period plus incremental shares that would have been outstanding upon the assumed vesting of dilutive restricted stock and the assumed exercise of dilutive stock options. As of April 2, 2000 and April 4, 1999, all outstanding restricted stock and stock options are considered anti-dilutive.

H.       PREPAID EXPENSES AND OTHER ASSETS

         Prepaid expenses and other assets for the Company were $24.2 million as of April 2, 2000 compared to $78.6 million as of April 4, 1999. The decrease was primarily due to the reduction of cash in advance payments to purchase inventory.

I.       BENEFIT PLANS

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

J.       OTHER COMMITMENTS AND CONTINGENCIES

         On January 28, 1997, the Company and Service Credit Corp. (the "Subsidiary"), a wholly-owned subsidiary, entered into an agreement with World Financial Network National Bank ("WFNNB") for the purpose of providing a private label credit card to the Company's customers. The contract requires the Subsidiary to maintain a 3.0% credit risk reserve for the outstanding balances, which are owned by WFNNB. The purpose of this reserve is to offset future potential negative spreads and portfolio losses. The negative spreads or losses may result from potential increased reimbursable contractual program costs. The 3.0% credit risk reserve is held by the Subsidiary, which is not in Chapter 11, in the form of cash and cash-equivalents. On April 28, 1999, WFNNB advised the Company that WFNNB had projected that such portfolio losses and negative spreads would be at least approximately $9.0 million. The Company does not have in its possession sufficient information to determine the accuracy or validity of WFNNB's projection. Pending confirmation of the accuracy of WFNNB's projection and a resolution of the Company's rights and remedies, the Company has made provision for such potential liability during fiscal 1999 by maintaining an allowance on the 3.0% credit risk reserve of $9.0 million.

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

         On December 6, 1999, the Bankruptcy Court entered an order dismissing the Company's complaint. On December 16, 1999, the Company filed a motion asking the Court to clarify the order issued on December 6, 1999, and to grant the Company leave to file an amended complaint (the "Company's Motion"). On January 11, 2000, WFNNB responded with an objection to the Company's Motion. On February 22, 2000 the Bankruptcy Court entered an order granting the Company's Motion and the Company filed the amended complaint. On April 24, 2000 WFNNB filed a motion to dismiss this amended complaint.

         The Company was involved in litigation, investigations and various legal matters during the quarter ended April 2, 2000, which are being defended and handled in the ordinary course of business. While the ultimate results of these matters cannot be determined or predicted, management believes that they will not have a material adverse effect on the Company's results of operations or financial position. Any potential liability may be affected by the Chapter 11 Cases.

K.       SEGMENT REPORTING

         The Company manages its business on the basis of one reportable segment. As of April 2, 2000, all of the Company's operations are located within the United States. The following data is presented in accordance with SFAS No. 131 for all periods presented.


CLASSES OF SIMILAR PRODUCTS

                        QUARTER ENDED
                    ---------------------
                    APRIL 2,     APRIL 4,
                      2000         1999
                    --------     --------
                      (in thousands)
Net Sales:
   Hardlines        $216,267     $349,805
   Jewelry           126,762      161,890
                    --------     --------
Total Net Sales     $343,029     $511,695
                    ========     ========

L.       LAYAWAY SALES

         A change in accounting principle regarding layaway sales was adopted during the quarter ended January 2, 2000 to recognize layaway sales upon delivery of merchandise to the customer. Layaway sales in prior periods were recognized when the initial deposit was received. The Company changed its method of accounting for layaway sales in response to the Securities and Exchange Commission's Staff Accounting Bulletin: No. 101 - Revenue Recognition In Financial Statements. The amount of cash received upon initiation of the layaway is recorded as a deposit liability within accrued expenses. The cumulative effect of the change for periods prior to fiscal 1999 is an increase in net loss of $6.6 or ($0.07) per share. The restated amounts below reflect the effect of the retroactive application of the accounting change on the Consolidated Financial Statements as of and for the quarter ended April 4, 1999.

                                                   QUARTER ENDED
                                                      APRIL 4,
(in thousands, except per share data)                   1999
                                                     ---------
Net sales as originally reported                     $ 510,509
Effect of change in accounting for layaway sales         1,186
                                                     ---------
Net sales as restated                                $ 511,695
                                                     =========
Gross margin as originally reported(a)               $  96,801
Effect of change in accounting for layaway sales           487
                                                     ---------
Gross margin as restated                             $  97,288
                                                     =========
Net loss as originally reported                      $(168,338)
Effect of change in accounting for layaway sales           487
Extraordinary loss                                       7,851
                                                     ---------
Loss before cumulative effect of change in
accounting principle and extraordinary loss as
     restated                                         (160,000)
Extraordinary loss                                      (7,851)
Cumulative effect of change in accounting for
     layaway sales                                      (6,566)
                                                     ---------
Net loss as restated                                 $(174,417)
                                                     =========
Per common share - basic and diluted
Net loss as originally reported                      $   (1.69)
Effect of change in accounting for layaway sales          0.01
Extraordinary loss                                        0.08
                                                     ---------
Loss before cumulative effect and extraordinary
     loss as restated                                    (1.60)
Extraordinary loss                                       (0.08)
Cumulative effect of change in accounting for
     layaway sales                                       (0.07)
                                                     ---------
Net loss as restated                                 $   (1.75)
                                                     =========

(a) Gross margin after cost of merchandise sold and buying and occupancy expenses.

Accounts receivable as originally reported           $  30,483
Effect of change in accounting for layaway sales       (10,897)
                                                     ---------
Accounts receivable as restated                      $  19,586
                                                     =========
Inventories as originally reported                   $ 732,166
Effect of change in accounting for layaway sales         7,101
                                                     ---------
Inventories as restated                              $ 739,267
                                                     =========
Accrued expenses as originally reported              $ 128,963
Effect of change in accounting for layaway sales         2,283
                                                     ---------
Accrued expenses as restated                         $ 131,246
                                                     =========

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This report includes certain forward-looking statements (statements other than with respect to historical fact, including statements relating to the Company's 2000 Business Plan, its expected plan of reorganization and anticipated availability under the DIP to Exit Facility) based upon management's beliefs, as well as assumptions made by and data currently available to management. This information has been, or in the future may be, included in reliance on the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on a variety of assumptions that may not be realized and are subject to significant business, economic, judicial and competitive uncertainties and potential contingencies, including those set forth below, many of which are beyond the Company's control. Actual results may differ materially from those anticipated in any such forward-looking statements. The Company undertakes no obligation to update or revise any such forward-looking statements.

         The forward-looking statements and the Company's liquidity, capital resources and results of operations are subject to a number of risks and uncertainties including, but not limited to, the following: the ability of the Company to continue as a going concern; the ability of the Company to operate pursuant to the terms of the DIP to Exit Facility; the ability of the Company to conduct successful clearance sales in connection with the 2000 Business Plan; the ability of the Company to sublease successfully portions of its real estate in connection with the 2000 Business Plan; the ability of the Company to complete its store refurbishment program within cost and time expectations; the successful implementation of the consolidation of its distribution centers; risks associated with third parties seeking and obtaining Court action to terminate or shorten the exclusivity period, the time for the Company to accept or reject executory contracts including its store leases, and for appointment of a Chapter 11 operation trustee or to convert the Company's reorganization cases to liquidations cases; the ability of the Company to operate successfully under a Chapter 11 proceeding, achieve planned sales and margin, and create and have approved a reorganization plan in the Chapter 11 Cases; potential adverse developments with respect to the Company's liquidity or results of operations; the ability of the Company to obtain shipments, negotiate and maintain terms with vendors and service providers for current orders; the ability to fund and execute the 2000 Business Plan; the ability of the Company to achieve cost-savings; the ability of the Company to enter into satisfactory arrangements with third parties with respect to real estate and internet related strategies; the ability of the Company to attract, retain and compensate key executives and associates; competitive pressures from other retailers, including specialty retailers and discount stores, which may affect the nature and viability of the Company's business strategy; trends in the economy as a whole which may affect consumer confidence and consumer demand for the types of goods sold by the Company; the seasonal nature of the Company's business and the ability of the Company to predict consumer demand as a whole, as well as demand for specific goods; the ability of the Company to attract and retain customers; potential adverse publicity; real estate occupancy and development costs, including the substantial fixed investment costs associated with opening, maintaining or closing a Company store; uncertainties with respect to continued public trading in the Company's securities; the ability to effect conversions to new technological systems; and the ability to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 Cases.

OVERVIEW

         The Company, with 221 stores in 32 states at April 2, 2000, is one of the nation's largest retailers of jewelry and offers a selection of brand-name hard goods and other product lines. During the year ended January 2, 2000 ("fiscal 1999"), the Company repositioned its product offerings to focus on value pricing and a broad selection of jewelry and hard good products. These remerchandising efforts were based on perceived customer expectations of entry level price points and a large selection within each product assortment. The Company also revised its media strategy during fiscal 1999 to employ TV, radio and print (including a seasonal sourcebook) campaigns in a coordinated effort to build awareness, prospect for new customers and drive customer traffic.

         On February 21, 2000, the Company's Board of Directors approved its 2000 Business Plan. Key components of the 2000 Business Plan include exiting certain hardlines categories, including toys, juvenile, sporting goods, most consumer electronics and most indoor furniture. As part of the 2000 Business Plan, the Company plans to eliminate between 5,000 and 6,000 positions in stages during 2000 and 2001, including approximately 350 distribution center and 200 corporate positions. The Company announced an initiative to reformat its existing stores as part of the 2000 Business Plan, which would result in excess store space becoming available for subleasing or other real estate transactions. Another important element to the Company's strategy is the convergence of the Internet and store selling environments. Each store will feature Internet kiosks that will provide immediate access to the Company's web site, www.servicemerchandise.com, its bridal and gift registry, and its store directory.

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

         Actions to collect pre-petition indebtedness are stayed and other contractual obligations against the Debtors may not be enforced. In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts, including lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Bankruptcy Court in accordance with the Bankruptcy Code. Although the Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy in 2001, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan(s) will be consummated. As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to submit a plan of reorganization for 120 days. On May 25, 1999, the Bankruptcy Court extended the period in which the Debtors had the exclusive right to file or advance a plan of reorganization to February 29, 2000. On February 2, 2000, the Bankruptcy Court extended the period in which the Debtors has the exclusive right to file or advance a plan of reorganization to April 30, 2001 and extended the right to solicit acceptance of its plan to June 30, 2001. If the Debtors fail to file a plan of reorganization during such period or if such plan is not accepted by the required number of creditors and equity holders, any party in interest may subsequently file its own plan of reorganization for the Debtors. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. The plan or plans currently being considered by the Company involve a debt conversion of the Company's prepetition unsecured claims into new common equity of the reorganized Company. Under such circumstances the existing common stock of the Company would be cancelled and would result in existing holders of the common stock receiving no value for their interests. The Company believes the value of the common stock is highly speculative since it is highly probable that it will be cancelled, and therefore, worthless if the expected plan of reorganization is consummated.

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

         The Company entered into an agreement dated March 29, 1999, for a debtor-in-possession credit facility (the "DIP Facility") under which the Company could borrow up to $750.0 million, subject to certain limitations, to fund ongoing working capital needs while it prepares a reorganization plan. On April 27, 1999, the Bankruptcy Court approved the DIP Facility. The DIP Facility included $100.0 million in term loans and a maximum of $650.0 million in revolving loans. The DIP Facility included a $200.0 million sub-facility for standby and trade letters of credit. Interest rates on the DIP Facility were based on either the Citibank N.A. Alternative Base Rate plus 1.25% for ABR Loans or 2.25% over LIBOR for Eurodollar Loans. The DIP Facility was secured by substantially all of the assets of the Company and its subsidiaries, subject only to valid, enforceable, subsisting and non-voidable liens of record as of the date of commencement of the Chapter 11 Cases and other liens permitted under the DIP Facility.

         On June 10, 1999, the Company filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Company as shown by the Company's books and records, subject to the assumptions contained in certain global notes filed in connection therewith. Certain of the schedules were amended on March 6, 2000 and all of the schedules and statements of financial affairs are subject to further amendment or modification. Pursuant to order of the Bankruptcy Court, on or about March 15, 2000, the Company mailed notices to all known creditors that the deadline for filing proofs of claim with the Bankruptcy Court is May 15, 2000. Differences between amounts scheduled by the Company and claims by creditors will be investigated and resolved in connection with the Company's claims resolution process. That process will not commence until after the May 15, 2000, bar date and, in light of the number of creditors of the Company, may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known and, because the settlement terms of such allowed claims is subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

         The Company has filed over 200 motions in the Chapter 11 Cases whereby it was granted authority or approval with respect to various items required by the Bankruptcy Code and/or necessary for the Company's reorganizational efforts. In addition to motions pertaining to real estate disposition matters, the Company has obtained orders providing for, among other things, (i) implementation of employee retention and incentive programs, (ii) termination or suspension of certain employee benefit programs, (iii) adequate protection to certain secured creditors, (iv) implementation of a return to vendor program and other vendor related programs, (v) the conduct of a joint review by the Company and the creditors committee with respect to certain prepetition Board conduct,
(vi) the sale of the assets of B.A. Pargh., and (vii) the extension of time to assume or reject leases.

2000 Business Plan

         On February 21, 2000, the Company's Board of Directors approved its 2000 Business Plan, which includes the following components: (i) an expansion of jewelry and jewelry related products; (ii) a more targeted selection of those categories that have historically performed well and have an affinity to jewelry and an exit from certain unprofitable hardlines categories; (iii) the convergence of the Company's in-store and Internet environment; (iv) the reduction of selling and warehouse spaces within the Company's stores to adjust for the new merchandise mix, which allows for the subleasing of excess space; and (v) the rationalization of the Company's overhead structure, logistics network and stores/field organization to generate anticipated cost savings. The execution and success of the 2000 Business Plan is subject to numerous risks and uncertainties.

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

         The Company's stores will be reconfigured to feature less overall selling square footage (approximately 18,000 square feet as compared to 27,000 square feet), but increased square footage for jewelry. The excess store space will be available for sub-leasing or other real estate transactions. Pursuant to the 2000 Business Plan (see 8-K filed April 7, 2000,) seventy stores are scheduled for total refurbishment and upgrade to an expanded jewelry selling area in 2000 while the balance will undergo a more limited capital improvement remodel during 2000. Another 83 stores are scheduled for total refurbishment in 2001. Although the Company plans to continue operating substantially all of its 221 stores, in 2000 it will close its distribution centers in Montgomery, New York and Orlando, Florida. As part of the 2000 Business Plan, the Company will reduce its workforce at its corporate offices, its distribution centers and its stores resulting in the elimination of 5,000 to 6,000 positions.

         To fund the 2000 Business Plan, on April 14, 2000, the Company entered into a four year, $600.0 million fully committed asset-based debtor-in-possession and emergence credit facility (the "DIP to Exit Facility") which replaced the DIP Facility.

         At this time, it is not possible to predict the outcome of the Chapter 11 Cases or their effect on the Company's business. If it is determined that the liabilities subject to compromise in the Chapter 11 Cases exceed the fair value of the assets, unsecured claims may be satisfied at less than 100% of their face value and the equity interests of the Company's shareholders may have no value. The Company believes and the DIP to Exit Facility should provide the Company with adequate liquidity to conduct its business while it prepares a reorganization plan. However, the Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties, including those set forth above under "Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995."

RESULTS OF OPERATIONS

First Quarter Ended April 2, 2000 Compared to First Quarter Ended April 4, 1999

         The consolidated statements of operations line item "Exiting categories and closed facilities" represents activity specifically identifiable to inventory liquidations conducted in conjunction with (1) the Company's restructuring plan adopted on March 25, 1997 ("Restructuring Plan"); (2) the Company's rationalization plan adopted on March 8, 1999 ("Rationalization Plan") and (3) the exiting of toys, juvenile, sporting goods, most consumer electronics, most indoor furniture and other merchandise categories as part of the 2000 Business Plan. All activity for these items is classified in "Exiting categories and closed facilities." Prior year amounts reflect operating results for these same facilities and merchandise classifications. Selling, general and administrative expenses for exiting categories and closed facilities do not include any allocation of corporate overhead.

         The Company's business is highly seasonal with a significant portion of its sales occurring in the fourth quarter. Fourth quarter net sales accounted for 37.5% and 40.6% of total net sales in fiscal 1999 and 1998, respectively.

Net Sales

         Net sales for the Company were $343.0 million for the first quarter of 2000 compared to $511.7 million for the first quarter of 1999. The decline in net sales was primarily due to the closure of 127 stores as a result of the restructuring and remerchandising activities in fiscal 1999.

         Net sales from operations excluding exiting categories and closed facilities were $246.6 million for the first quarter of 2000 compared to $236.2 million for the first quarter of 1999. Comp store sales for hardlines were up 4.5% compared to the first quarter of 1999, and jewelry comp store sales were up 7.8%. The Jewelry comp sales increase was driven by Jewelry Special Events and Diamonds. The hardlines comp sales increase was led by a strong performance in seasonal/outdoor, houseware and personal care.

         Net sales from exiting categories and closed facilities were $96.4 million for the first quarter of 2000 compared to $275.5 million for the first quarter of 1999. Sales from exiting categories and closed facilities decreased primarily due to the fact that first quarter 1999 reflects the sales of 127 stores that were closed by July 31, 1999 and were not reflected in first quarter 2000. First quarter 2000 sales reflect primarily the discontinued merchandise categories of toys, juvenile, sporting goods, most consumer electronics and other merchandising categories.

Gross Margin

         Gross margin was $87.1 million for the first quarter of 2000 as compared to $97.3 million in the first quarter of 1999. The decrease in gross margin was primarily due to a decrease in sales.

         Gross margin after cost of merchandise sold and buying and occupancy expenses and excluding exiting categories and closed facilities was $62.2 million or 25.2% of net sales for the first quarter of 2000, compared to $49.0 million or 20.7% of net sales for the first quarter of 1999. The margin increase was primarily due to increased sales and a shift to higher margin merchandise assortments.

         Gross margin after cost of merchandise sold and buying and occupancy expenses for exiting categories and closed facilities as a result of restructuring and remerchandising activities was $25.0 million, or 25.9% of net sales for the first quarter of 2000 compared to $48.3 million, or 17.5% of net sales for the first quarter of 1999. The margin decrease was primarily a result of decreased sales.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses declined $67.9 million in the first quarter 2000 to $99.4 million from $167.3 million in the first quarter 1999. The decline was primarily due to store closures, corporate downsizing and overhead reduction efforts.

         Selling, general and administrative expenses were $85.5 million or 34.7% of net sales from operations excluding exiting categories and closed facilities for the first quarter of 2000 compared to $106.3 million or 45.0% of net sales from operations excluding exiting categories and closed facilities for the first quarter 1999. The decrease was attributable to a decrease in employment costs and other selling, general and administrative expenses primarily due to corporate downsizing and overhead reduction efforts.

         Selling, general and administrative expenses for exiting categories and closed facilities were $13.9 million or 14.4% of net sales from operations for exiting categories and closed facilities for the first quarter 2000 compared to $61.0 million or 22.1% of net sales from operations for exiting categories and closed facilities for the first quarter 1999. The decrease was attributable to decreases in employment costs and other selling, general and administrative expenses primarily due to store closures.

Other Income, net

         The net gain on dispositions of property and leases recorded for the first quarter of 2000 was $12.3 million, as compared to $3.0 million in 1999. The gain included amounts realized from the completion of the auction property sale of 20 properties. These consisted of 10 owned and 10 leased properties with proceeds of $20.5 million, resulting in a net gain of $12.5 million.

Depreciation and Amortization

         Depreciation and amortization on owned and leased property and equipment was $9.7 million for the quarter ended April 2, 2000 as compared to $12.2 million for the quarter ended April 4, 1999. The decrease of 20.4% was primarily attributable to store closures.

Interest Expense

         Interest expense for the first quarter of 2000 was $10.9 million as compared to $25.1 million for the first quarter of 1999. As a result of the filing of the Chapter 11 Cases, the Company ceased accruing interest on the 8 3/8% Senior Notes and 9% Senior Subordinated Debentures on March 16, 1999.

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

Cumulative Effect of a Change in Accounting Principle

         The Company changed its method of accounting for layaway sales during fiscal 1999. The cumulative effect of the change for periods prior to fiscal 1999 is an increase in net loss of $6.6 million or ($0.07) per share. Layaway sales for 1999 have been recognized upon delivery of merchandise to the customer. Layaway sales in prior years were recognized when the initial layaway deposit was received. The Company changed its method of accounting for layaway sales in response to the Securities and Exchange Commission's Staff Accounting
Bulletin: No. 101 - Revenue Recognition In Financial Statements.

1997 RESTRUCTURING PLAN

         On March 25, 1997, the Company adopted a business restructuring plan to close up to 60 under performing stores and one distribution center. As a result, a pre-tax charge of $129.5 million for restructuring costs was taken in the first quarter of fiscal 1997. The remaining component of the restructuring charge accrual and an analysis of the change in the accrual for the quarter ended April 2, 2000 are outlined in the following table:

                                                                            ACTIVITY
                                                                 ---------------------------
                                                    ACCRUED                                      ACCRUED
                                                 RESTRUCTURING                                RESTRUCTURING
                                                  COSTS AS OF                                  COSTS AS OF
                                                   JANUARY 2,    RESTRUCTURING    CHANGE IN      APRIL 2,
                                                     2000            COSTS        ESTIMATE         2000
                                                  ----------      ----------       -------       ----------
                                                                     (in thousands)
Lease termination and other real estate costs     $   7,894         $     20       $ (207)       $   7,707
                                                  =========         ========       ======        =========

Note: The accrued restructuring costs as of April 2, 2000 are included in Liabilities Subject to Compromise.

         The closing of nine stores during the first half of fiscal 1998 brought the total number of closures, in accordance with the 1997 Restructuring Plan, to 53 stores and one distribution center. Store closures were completed as of May 1998. The Company closed less than 60 stores primarily due to the inability to negotiate acceptable exit terms from the related lessors.

         Lease terminations and other real estate costs primarily consist of contractual rent payments and other real estate costs. These amounts have been accrued according to the remaining leasehold obligations under Section 502(b)(6) of the Bankruptcy Code. Section 502(b)(6) limits a lessor's claim to the rent reserved by such lease, without acceleration for the greater of one year, or 15 percent, not to exceed three years. Any unpaid rent is included in the claim.

         The Company experienced lower than expected expenses in lease termination and disposition of closed stores for the quarter ended April 2, 2000. As a result the Company reduced its estimate for these costs by $0.2 million.

         The leases remaining on closed locations as of April 2, 2000 vary in length with expiration dates ranging from April 2000 to February 2015.

RATIONALIZATION PLAN

         In February 1999, the Company announced a rationalization plan to close up to 132 stores, up to four distribution centers and to reduce corporate overhead. On March 8, 1999, as part of the Rationalization Plan and prior to the filing of the involuntary bankruptcy petition, the Board of Directors approved the adoption of a business restructuring plan to close 106 stores and the Dallas distribution center and to reduce the Company's workforce at its Nashville corporate offices by 150 employees. As a result, a pre-tax charge of $99.5 million for restructuring costs was recorded in the first quarter of 1999. On March 29, 1999 and in connection with the Chapter 11 Cases, store leases under this plan were approved for rejection by the Bankruptcy Court. The remaining component of the restructuring charge accrual and an analysis of the change in the accrual for the quarter ended April 2, 2000 are outlined in the following table:

                                                                            ACTIVITY
                                                                 ---------------------------
                                                    ACCRUED                                      ACCRUED
                                                 RESTRUCTURING                                RESTRUCTURING
                                                  COSTS AS OF                                  COSTS AS OF
                                                   JANUARY 2,    RESTRUCTURING    CHANGE IN      APRIL 2,
                                                     2000         COSTS PAID      ESTIMATE         2000
                                                  ----------      ----------       -------       ----------
                                                                     (in thousands)
Lease termination and other real estate costs     $   38,315      $   (1,127)      $  (877)      $   36,311
Employee severance                                       478            (410)          175              243
                                                  ----------      ----------       -------       ----------
Total                                             $   38,793      $   (1,537)      $  (702)      $   36,554
                                                  ==========      ==========       =======       ==========

Note: The accrued restructuring costs as of April 2, 2000 are included in Liabilities Subject to Compromise.

         Lease terminations and other real estate costs primarily consists of contractual rent payments. These amounts have been accrued according to the remaining leasehold obligations under Section 502(b)(6) of the Bankruptcy Code.
Section 502(b)(6) limits a lessor's claim to the rent reserved by such lease, without acceleration for the greater of one year, or 15 percent, not to exceed three years. Any unpaid rent is included in the claim.

         The Company experienced lower than expected expenses in lease termination and disposition of closed stores for the quarter ended April 2, 2000. As a result the Company reduced its estimate for these costs by $0.9 million.

         The employee severance provision was recorded for the planned termination of approximately 4,400 employees associated with the closures, as well as the reduction of corporate overhead. Substantially all such terminations were completed as of December 1999.

LIQUIDITY AND CAPITAL RESOURCES

         On March 27, 1999, the Debtors filed the Chapter 11 Cases, which will affect the Company's liquidity and capital resources in fiscal 2000. See Note B, Notes to the Financial Statements - "Proceedings Under Chapter 11 of the Bankruptcy Code."

         From September 1997 through January 20, 1999, the Company had a five-year, $900.0 million, fully committed asset-based credit facility (the "Amended and Restated Credit Facility"). The Amended and Restated Credit Facility included $200.0 million in term loans and up to a maximum of $700.0 million in revolving loans including a $175.0 million sub-facility for letters of credit. The Amended and Restated Credit Facility was set to mature on September 10, 2002. Interest rates on the Amended and Restated Credit Facility were subject to change based on a financial performance-based grid and could not exceed a rate of LIBOR + 2.25% on revolving loans and LIBOR + 2.50% on the term loan. There were no short-term borrowings under the Amended and Restated Credit Facility at April 4, 1999.

         On January 20, 1999, the Company completed a $750.0 million, 30-month asset-based credit facility (the "Second Amended and Restated Credit Facility") which replaced the Amended and Restated Credit Facility. The Second Amended and Restated Credit Facility included $150.0 million in term loans and a maximum of $600.0 million in revolving loans. The Second Amended and Restated Credit Facility included a $200.0 million sub-facility for standby and trade letters of credit. Interest rates on the Second Amended and Restated Facility were based on either

Prime Rate + 1.5% or LIBOR + 2.75%. There were no short term borrowings under the Second Amended and Restated Credit Facility at April 2, 2000. Short term borrowings under this facility at April 4, 1999 were $128.8 million.

         Outstanding borrowings under the term loan of the Second Amended and Restated Credit Facility were $149.6 million as of April 4, 1999.

         On March 29, 1999, the Company entered into a 27-month, $750.0 million fully committed asset-based debtor-in-possession credit facility (the "DIP Facility") which replaced the Second Amended and Restated Credit Facility. The Bankruptcy Court approved the DIP Facility on an interim basis on March 29, 1999 and granted final approval on April 27, 1999. The DIP Facility, which was scheduled to mature on June 30, 2001, included $100.0 million in term loans and up to a maximum of $650.0 million in revolving loans including a $200.0 million sub-facility for letters of credit. Interest rate spreads on the DIP Facility were LIBOR + 2.25% on Eurodollar loans and Prime Rate + 1.25% on Alternate Base Rate loans. Short term borrowings related to the DIP Facility were $97.1 million and $26.7 million as of April 2, 2000 and April 4, 1999, respectively. Outstanding borrowings under the term loan of the DIP Facility were $99.3 million as of April 2, 2000. There was a commitment fee of 0.375% on the undrawn portion of the revolving loans under the DIP Facility.

         The DIP Facility was secured by all material unencumbered assets of the Company and its subsidiaries, including inventory, but excluding previously mortgaged property. Borrowings under the DIP Facility were limited based on a borrowing base formula which considers eligible inventories, eligible accounts receivable, mortgage values on eligible real properties, eligible leasehold interests, available cash equivalents and in-transit cash. Availability under the facility continued unless the Company breached the financial covenants for the DIP facility. As of April 2, 2000, the Company was in compliance with its financial covenants.

         On April 14, 2000, the Company entered into a four year, $600.0 million fully committed asset-based debtor-in-possession and emergence credit facility (the "DIP to Exit Facility") which replaced the DIP Facility. The Bankruptcy Court approved the DIP to Exit Facility on April 4, 2000. The DIP to Exit Facility matures on April 14, 2004, and includes $60.0 million in term loans and up to a maximum of $540.0 million in revolving loans including a $150.0 million sub-facility for letters of credit. Interest rate spreads on the DIP to Exit Facility are initially LIBOR + 2.50% on Eurodollar loans and Prime Rate + 0.75% on Alternate Base Rate loans. After the first quarter of 2001, these spreads are subject to quarterly adjustment pursuant to a pricing grid based on availability and EBITDA performance, with ranges of 200 to 275 basis points over LIBOR and 25 to 100 basis points over prime. There were no outstandings under the DIP to Exit Facility as of April 2, 2000.

         The DIP to Exit Facility is secured by all material unencumbered assets of the Company and its subsidiaries, including inventory, but excluding previously mortgaged property. Borrowings under the DIP to Exit Facility are limited based on a borrowing base formula which considers eligible inventories, eligible accounts receivable, mortgage values on eligible real properties, eligible leasehold interests, available cash equivalents and in-transit cash.

         The following table sets forth the Company's three month borrowing base and borrowing availability projections under the DIP to Exit Facility. The forecast projects a borrowing base which ranges from $424 million to $522 million over the period from May 7, 2000 to July 30, 2000, and unused borrowing availability which ranges from $174 million to $255 million. The borrowing base and borrowing availability projections under the DIP to Exit Facility are forward-looking statements subject to various assumptions regarding the Company's business, operating performance and other factors including revenues, expenses, asset dispositions, trade terms, capital expenditures and various other known and unknown risks and uncertainties including those set forth in "Safe Harbor Statement under the Private Securities Litigation Reform Act." The Company undertakes no obligation to update such information or to disclose similar information in future reports. These projections are subject to future adjustments, if any, that could materially affect such information.

                                   Actual    Forecast   Forecast    Forecast
                                  4/30/00    5/28/00     7/2/00     7/30/00
                                  ------------------------------------------
                                                 (in millions)
Ending Total Revolver Balance     $  156.7   $  144.6   $  105.2   $  117.9
Term Loan                             60.0       60.0       60.0       60.0
Standby Letters of Credit             58.7       38.7       33.0       27.5
Trade Letters of Credit                0.0       10.0       28.2       44.8
                                  --------   --------   --------   --------
Total Extensions of Credit        $  275.4   $  253.3   $  226.4   $  250.2
                                  --------   --------   --------   --------
Borrowing Base                    $  522.6   $  499.0   $  445.8   $  424.9
Availability                      $  247.2   $  245.7   $  219.4   $  174.7

CAPITAL STRUCTURE

         During the first quarter of 2000, the Company's principal source of liquidity was the DIP Facility, which includes a $100 million term loan and a revolving credit facility with a maximum commitment level of $650 million.

         At April 2, 2000, the Company had total extensions of credit of $248.3 million under the DIP Facility. At April 4, 1999, the Company had total extensions of credit of $380.6 million under the DIP Facility.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This pronouncement will be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This pronouncement postpones the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently in the process of analyzing the impact of the adoption of this Statement.

YEAR 2000 COMPLIANCE

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company's operations are subject to market risks primarily from changes in interest rates. The Company has immaterial exposure to exchange rate risk. As discussed in the Company's Annual Report on Form 10-K filed on March 16, 2000, the Company had interest rate swaps at fiscal year-end with a notional amount of $125 million. As of April 2, 2000, the fair value of the interest rate swap agreements was $0.1 million.

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

         On December 6, 1999, the Bankruptcy Court entered an order dismissing the Company's complaint. On December 16, 1999, the Company filed a motion asking the Court to clarify the order issued on December 6, 1999, and to grant the Company leave to file an amended complaint (the "Company's Motion"). On January 11, 2000, WFNNB responded with an objection to the Company's Motion. On February 22, 2000 the Bankruptcy Court entered an order granting the Company's motion and the Company filed the amended complaint. On April 24, 2000 WFNNB filed a motion to dismiss this amended complaint.

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

         At this time, it is not possible to predict the outcome of the Chapter 11 Cases or their effect on the Company's business. Additional information regarding the Chapter 11 Cases is set forth elsewhere in this Quarterly report on Form 10-Q and in Item 1. "Business -- Proceedings Under Chapter 11 of the Bankruptcy Code," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Note B of Notes to Consolidated Financial Statements (Unaudited) and the Report of Independent Auditors included in the Company's Annual Report on Form 10-K filed on March 16, 2000, which includes an explanatory paragraph concerning a substantial doubt as to the Company's ability to continue as a going concern. If it is determined that the liabilities subject to compromise in the Chapter 11 Cases exceed the fair value of the assets, unsecured claims may be satisfied at less than 100% of their face value and the equity interests of the Company's shareholders may have no value.

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

ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits filed with this Form 10-Q

          4 Post-Petition Credit Agreement dated as of April 14, 2000 by and among Registrant, Fleet Retail Finance Inc., as collateral agent and administrative agent, Foothill Capital Corporation, National City Commercial Finance Inc. and Jackson National Life Insurance Company, as co-agents, Heller Financial, Inc., as documentation agent and Fleet Boston Robertson Stephens, Inc., as arranger.*

         27.1     Financial Data Schedule for the First Quarter ended April 2,
                  2000.

         27.2 Restated Financial Data Schedule for the First Quarter ended April 4, 1999.

         (b)      Reports on Form 8-K.

         During the first quarter ended April 2, 2000, the Company filed the following current reports on Form 8-K: (i) dated January 7, 2000 attaching a press release announcing the Company's successful holiday selling season, the preliminary results of the 1999 business plan and the seeking of further extension of the exclusive plan period; (ii) dated January 27, 2000 announcing the filing and introduction into evidence in the Bankruptcy Court of certain selected preliminary and other financial information of the Company; (iii) dated February 2, 2000 announcing the filing with the Bankruptcy Court of the Company's monthly operating report for the period commencing November 29, 1999 and ending January 2, 2000; (iv) dated February 25, 2000 announcing the filing with the Bankruptcy Court of portions of the Company's monthly operating report for the period commencing January 3, 2000 and ending January 30, 2000; (v) dated February 25, 2000 announcing the Company's 1999 results and that the Company had entered into a commitment letter with Fleet Retail Financing, Inc. for the DIP to Exit Facility and attaching the commitment letter for the DIP to Exit Facility; and (vi) dated March 14, 2000 announcing the filing with the




* Certain exhibits/schedules have been omitted, but will be supplied to the staff upon request.

Bankruptcy Court of portions of the Company's monthly operating report for the period commencing January 3, 2000 and ending January 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/   S. Cusano
--------------------------------------
S. Cusano
Director and Chief Executive Officer
(Principal Executive Officer)
May 17, 2000




/s/ Thomas L. Garrett, Jr.
--------------------------------------
Thomas L. Garrett, Jr.
Senior Vice President and Chief
Financial Officer
(Principal Financial Officer)
May 17, 2000




/s/ Kenneth A. Conway
--------------------------------------
Kenneth A. Conway
Vice President Controller and Chief
Accounting Officer
(Principal Accounting Officer)
May 17, 2000