Form 10-Q
period 2000-07-02
SERVICE MERCHANDISE CO INC
filed 2000-08-15
CIK 89107

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 2, 2000.

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

         As of July 2, 2000, there were 99,956,123 shares of the Registrant's common stock, $.50 par value, outstanding.

                                TABLE OF CONTENTS

                                                                                              Page
                                                                                               No.
                                                                                               ---
PART I FINANCIAL INFORMATION

         Consolidated Statements of Operations (Unaudited) - Three and Six Periods
           Ended July 2, 2000 and July 4, 1999 ...............................................    3
         Consolidated Balance Sheets - July 2, 2000 (Unaudited), July 4, 1999
           (Unaudited) and January 2, 2000 ...................................................    4
         Consolidated Statements of Cash Flows (Unaudited) - Six Periods Ended
           July 2, 2000 and July 4, 1999 .....................................................    5
         Notes to Consolidated Financial Statements (Unaudited) ..............................    6
         Management's Discussion and Analysis of Financial Condition and Results
           of Operations  ....................................................................   16
         Quantitative and Qualitative Disclosure about Market Risk ...........................   27

PART II  OTHER INFORMATION

         Legal Proceedings ...................................................................   28
         Defaults Upon Senior Securities .....................................................   29
         Exhibits and Reports on Form 8-K ....................................................   29

SIGNATURES ...................................................................................   31

                         PART I - FINANCIAL INFORMATION

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (Debtor-In-Possession)
                      (in thousands, except per share data)

                                                                     THREE PERIODS ENDED         SIX PERIODS ENDED
                                                                    ---------------------     -------------------------
                                                                                 RESTATED                     RESTATED
                                                                     JULY 2,      JULY 4,       JULY 2,        JULY 4,
                                                                      2000         1999          2000           1999
                                                                    ---------    ---------    -----------    -----------
Net sales:
    Operations excluding exiting categories and closed
      facilities                                                    $ 319,977    $ 322,352    $   565,169    $   556,416
    Exiting categories and closed facilities                           97,571      196,326        195,408        473,957
                                                                    ---------    ---------    -----------    -----------
                                                                      417,548      518,678        760,577      1,030,373
                                                                    ---------    ---------    -----------    -----------
COSTS AND EXPENSES:
    Operations excluding exiting categories and closed facilities     225,764      231,389        400,743        416,901
    Exiting categories and closed facilities                          110,441      199,897        191,357        428,792
                                                                    ---------    ---------    -----------    -----------
                                                                      336,205      431,286        592,100        845,693
                                                                    ---------    ---------    -----------    -----------
GROSS MARGIN (LOSS) AFTER COST OF MERCHANDISE SOLD AND
  BUYING AND OCCUPANCY EXPENSES:
    Operations excluding exiting categories and closed facilities      94,213       90,963        164,426        139,515
    Exiting categories and closed facilities                          (12,870)      (3,571)         4,051         45,165
                                                                    ---------    ---------    -----------    -----------
                                                                       81,343       87,392        168,477        184,680
                                                                    ---------    ---------    -----------    -----------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
    Operations excluding exiting categories and closed facilities      87,474      107,821        172,954        214,098
    Exiting categories and closed facilities                           41,887       31,306         55,802         92,319
                                                                    ---------    ---------    -----------    -----------
                                                                      129,361      139,127        228,756        306,417
                                                                    ---------    ---------    -----------    -----------
Other income, net                                                        (971)      (4,418)       (13,267)        (7,467)
Restructuring charge (income)                                            (838)      (1,894)        (1,747)        97,560
Depreciation and amortization:
    Operations excluding exiting categories and closed facilities       9,727        9,791         19,340         19,417
    Exiting categories and closed facilities                              285        1,077            416          3,685
                                                                    ---------    ---------    -----------    -----------
                                                                       10,012       10,868         19,756         23,102
                                                                    ---------    ---------    -----------    -----------
Reorganization items (income)                                          12,217       31,371         30,911        (12,372)
                                                                    ---------    ---------    -----------    -----------
Loss before interest, income tax, extraordinary item and
      cumulative effect of change in accounting principle             (68,438)     (87,662)       (95,932)      (222,560)
Interest expense (contractual interest $16,673, $34,604, $18,262 and $43,573 for the three and six periods ended July 2, 2000
      and July 4, 1999, respectively)                                   9,634       12,759         20,526         37,861
                                                                    ---------    ---------    -----------    -----------
Loss before income tax, extraordinary item and cumulative effect
      of change in accounting principle                               (78,072)    (100,421)      (116,458)      (260,421)
Income tax                                                                 --           --             --             --
                                                                    ---------    ---------    -----------    -----------
Loss before extraordinary item and cumulative effect of change
      in accounting principle                                         (78,072)    (100,421)      (116,458)      (260,421)
Extraordinary loss from early extinguishment of debt                       --           --             --         (7,851)
Cumulative effect of a change in recording layaway sales                   --           --             --         (6,566)
                                                                    ---------    ---------    -----------    -----------
NET LOSS                                                            $ (78,072)   $(100,421)   $  (116,458)   $  (274,838)
                                                                    =========    =========    ===========    ===========
WEIGHTED AVERAGE COMMON SHARES - BASIC AND DILUTED                     99,723       99,721         99,723         99,719
                                                                    =========    =========    ===========    ===========
LOSS PER COMMON SHARE - BASIC AND DILUTED:

Loss before extraordinary item and cumulative effect of
      change in accounting principle                                $   (0.78)   $   (1.01)   $     (1.17)   $     (2.61)
Extraordinary loss from early extinguishment of debt                       --           --             --          (0.08)
Cumulative effect of a change in recording layaway sales                   --           --             --          (0.07)
                                                                    ---------    ---------    -----------    -----------
Net loss                                                            $   (0.78)   $   (1.01)   $     (1.17)   $     (2.76)
                                                                    =========    =========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                             (Debtor-In-Possession)
                     (in thousands, except per share data)

                                                                             (UNAUDITED)
                                                                     --------------------------
                                                                                     RESTATED
                                                                       JULY 2,        JULY 4,      JANUARY 2,
                                                                        2000           1999           2000
                                                                     -----------    -----------    -----------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                       $    29,719    $    37,858    $    61,591
     Accounts receivable, net of allowance of $17,496, $17,587 and
          $19,474 respectively                                             8,268          5,987         13,171
     Inventories                                                         513,592        560,604        642,997
     Prepaid expenses and other assets                                    16,968         86,974         29,135
                                                                     -----------    -----------    -----------
     TOTAL CURRENT ASSETS                                                568,547        691,423        746,894
                                                                     -----------    -----------    -----------
PROPERTY AND EQUIPMENT:
     Net property and equipment - owned                                  348,189        364,581        353,078
     Net property and equipment - leased                                  13,410         17,588         14,636
     Other assets and deferred charges                                    51,836         49,843         47,336
                                                                     -----------    -----------    -----------
     TOTAL ASSETS                                                    $   981,982    $ 1,123,435    $ 1,161,944
                                                                     ===========    ===========    ===========
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

LIABILITIES NOT SUBJECT TO COMPROMISE

CURRENT LIABILITIES:
     Notes payable                                                   $    76,192    $    33,624    $    42,977
     Accounts payable                                                     54,753         26,435         67,318
     Accrued expenses                                                    147,590        136,420        181,860
     State and local sales taxes                                          14,985         15,233         28,737
     Accrued restructuring costs                                           5,751             --             38
     Current maturities of long-term debt                                     --          1,000          1,000
     Current maturities of capitalized lease obligations                     305             --             86
                                                                     -----------    -----------    -----------
     TOTAL CURRENT LIABILITIES                                           299,576        212,712        322,016

LONG-TERM LIABILITIES:
     Long-term debt                                                       60,000         98,750         98,500
     Capitalized lease obligations                                         1,639             --          2,514
                                                                     -----------    -----------    -----------
     TOTAL LONG-TERM LIABILITIES                                          61,639         98,750        101,014

LIABILITIES SUBJECT TO COMPROMISE                                        754,285        861,072        755,975
                                                                     -----------    -----------    -----------
     TOTAL LIABILITIES                                                 1,115,500      1,172,534      1,179,005
                                                                     -----------    -----------    -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' (DEFICIT) EQUITY:
     Preferred stock, $1 par value, authorized 4,600 shares,
        undesignated as to rate and other rights, none issued                 --             --             --
     Series A Junior Preferred Stock, $1 par value, authorized
        1,100 shares, none issued                                             --             --             --
     Common stock, $.50 par value, authorized 500,000 shares,
        issued and outstanding 99,956, 100,097 and 100,012
        shares, respectively                                              49,979         50,049         50,006
     Additional paid-in capital                                            6,211          6,756          6,424
     Deferred compensation                                                  (467)        (1,086)          (708)
     Accumulated other comprehensive loss                                     --           (869)            --
     Retained (deficit) earnings                                        (189,241)      (103,949)       (72,783)
                                                                     -----------    -----------    -----------
     TOTAL SHAREHOLDERS' (DEFICIT) EQUITY                               (133,518)       (49,099)       (17,061)
                                                                     -----------    -----------    -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY            $   981,982    $ 1,123,435    $ 1,161,944
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

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                             (Debtor-In-Possession)
                                 (in thousands)

                                                                                                SIX PERIODS ENDED
                                                                                              ----------------------
                                                                                                           RESTATED
                                                                                               JULY 2,      JULY 4,
                                                                                                2000         1999
                                                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                 $(116,458)   $(274,838)
     Adjustments to reconcile net loss to net cash provided (used) by operating activities:
        Extraordinary items                                                                          --        7,851
        Cumulative effect of a change in accounting principle - layaway sales                        --        6,566
        Depreciation and amortization                                                            23,694       28,087
        Net gain on sale of property and equipment                                               (3,809)      (3,288)
        Provision for restricted cash                                                                --        8,819
        Write-down of property and equipment due to restructuring                                    --       22,558
        Reorganization items                                                                     30,911      (12,372)
        Changes in assets and liabilities:
           Accounts receivable                                                                    4,903       17,510
           Inventories                                                                          129,405      339,192
           Prepaid expenses and other assets                                                      3,440      (32,361)
           Accounts payable                                                                      (6,904)     (10,532)
           Accrued expenses and state and local sales taxes                                     (60,719)     (20,745)
           Accrued restructuring costs                                                           (7,406)      65,916
           Income taxes                                                                              --       19,006
                                                                                              ---------    ---------
           NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                      (2,943)     161,369
                                                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment - owned                                                (17,790)      (9,897)
     Proceeds from sale of property and equipment                                                 8,613       10,297
     Proceeds from sale of property and equipment - reorganization                                4,059          126
     Restricted cash and other assets, net                                                       (1,267)      13,465
                                                                                              ---------    ---------
           NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                      (6,385)      13,991
                                                                                              ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Short-term borrowings, net                                                                  33,215     (122,376)
     Repayment of long-term debt                                                                (45,004)    (122,166)
     Repayment of capitalized lease obligations                                                  (2,194)      (4,014)
     Debt issuance costs                                                                             --      (18,574)
     Debt issuance costs - reorganization                                                        (8,500)      (3,750)
     Exercise of stock options (forfeiture of restricted stock), net                                (61)        (371)
                                                                                              ---------    ---------
           NET CASH USED IN FINANCING ACTIVITIES                                                (22,544)    (271,251)
                                                                                              ---------    ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                       (31,872)     (95,891)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                  61,591      133,749
                                                                                              ---------    ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                     $  29,719    $  37,858
                                                                                              =========    =========
SUPPLEMENTAL DATA:
     Cash paid (received) during the period for:
        Interest                                                                              $  11,525    $  36,423
        Income taxes                                                                          $    (315)   $ (18,932)
        Reorganization items                                                                  $   7,658    $   8,823

The accompanying notes are an integral part of these consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     FOR THE SIX PERIODS ENDED JULY 2, 2000


 A.      FINANCIAL STATEMENT PRESENTATION AND GOING CONCERN MATTERS

         The consolidated financial statements, in this filing, except for the consolidated balance sheet as of January 2, 2000, have been prepared by the Company without audit.

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

         As described in Note L, a change in accounting principle regarding layaway sales was adopted during the quarter ended January 2, 2000. The consolidated financial statements as of and for the six periods ended July 4, 1999 have been restated to reflect the effect of the retroactive application of the change to January 4, 1999.

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

         On February 21, 2000, the Company's Board of Directors approved its 2000 Business Plan, which contemplates: (i) an expansion of jewelry and jewelry related products; (ii) a more targeted selection of those categories that have historically performed well and have an affinity to jewelry and an exit from certain unprofitable hardline categories; (iii) the convergence of the Company's in-store and Internet environment; (iv) the reduction of selling and warehouse spaces within the Company's stores to adjust for the new merchandise mix, which allows for the subleasing of excess space; and (v) the rationalization of the Company's overhead structure, logistics network and stores/field organization to generate anticipated cost savings. The execution and success of the 2000 Business Plan is subject to numerous risks and uncertainties.

         Pursuant to the 2000 Business Plan, the Company will feature an expanded offering of jewelry and jewelry-related products, with the bulk of the expansion in diamonds. In addition to jewelry, the Company will focus on home products categories that have performed well and which generate cross-selling opportunities with jewelry. The Company will exit certain unprofitable categories, including toys, juvenile, sporting goods and most electronics. As a multi-channel specialty retailer, the Company has included as part of the 2000 Business Plan the planned convergence of the Internet and store selling environments. Each store will feature Internet kiosks that will provide immediate access to the Company's web site, www.servicemerchandise.com, its bridal and gift registry and its store directory.

         The Company intends to reconfigure its stores to feature less overall selling square footage (approximately 18,000 square feet as compared to 27,000 square feet), but increase square footage for jewelry. The excess store space will be available for sub-leasing or other real estate transactions. Approximately seventy stores are scheduled for total refurbishment and upgrade to an expanded jewelry selling area in 2000 while the balance will undergo a more limited capital improvement remodel during 2000. As of August 7, 2000, the refurbishment and preparation for subleasing of twenty-six stores was complete, with an additional thirty-three under construction. Approximately another eighty-three stores are scheduled for refurbishment in 2001. The Company's ability to complete this program is subject to known and unknown risks and uncertainties, including those set forth above under "Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995".

         Although the Company plans to continue operating substantially all of its 221 stores, in 2000 it will close its distribution centers in Montgomery, New York and Orlando, Florida. As part of the 2000 Business Plan, the Company will reduce its workforce at its corporate offices, its distribution centers and its stores resulting in the elimination of 5,000 to 6,000 positions.

         The Company continues to review its business strategy, which may include additional store closings, changes in merchandise assortments, changes in distribution networks and overhead costs and is considering various options with respect to the Restated Retirement Plan, the Executive Security Plan and the Savings and Investment Plan, which may include reinstatement, amendments, termination or substitution of such plans, among other things.

         The Company has historically incurred a net loss for the first three quarters of the year because of the seasonality of its business. The results of operations for the six periods ended July 2, 2000 and July 4, 1999 are not necessarily indicative of the operating results for an entire fiscal year.

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

C.       RESTRUCTURING PLANS

         1997 RESTRUCTURING PLAN

         On March 25, 1997, the Company adopted a business restructuring plan to close up to 60 under performing stores and one distribution center. As a result, a pre-tax charge of $129.5 million for restructuring costs was taken in the first quarter of fiscal 1997. The remaining component of the restructuring charge accrual and an analysis of the change in the accrual for the six periods ended July 2, 2000 are outlined in the following table:

                                                                      ACTIVITY
                                                              ---------------------------
                                                 ACCRUED                                            ACCRUED
                                              RESTRUCTURING                                      RESTRUCTURING
                                               COSTS AS OF                                        COSTS AS OF
                                                JANUARY 2,    RESTRUCTURING     CHANGE IN            JULY 2,
                                                  2000         COSTS PAID       ESTIMATE              2000
                                                  ----         ----------       --------              ----
                                                                     (in thousands)
Lease termination and other real estate costs     $7,894         $(32)            $(142)             $7,720
                                                  ======         ====             =====              ======

Note: The accrued restructuring costs are included in Liabilities Subject to Compromise.

         The closing of nine stores during the first half of fiscal 1998 brought the total number of closures, in accordance with the 1997 Restructuring Plan, to 53 stores and one distribution center. Store closures were completed as of May 1998. The Company closed less than 60 stores primarily due to the inability to negotiate acceptable exit terms from the related lessors.

         Lease terminations and other real estate costs primarily consist of contractual rent payments and other real estate costs. These amounts have been accrued according to the remaining leasehold obligations under Section 502(b)(6) of the Bankruptcy Code. Section 502(b)(6) limits a lessor's claim to the rent reserved by such lease, without acceleration for the greater of one year, or 15 percent, not to exceed three years of the remaining term of the lease. Any unpaid rent is included in the claim.

         The Company experienced lower than expected expenses in lease termination and disposition of closed stores for the six periods ended July 2, 2000. As a result the Company reduced its estimate for these costs by $0.1 million.

         The leases remaining on closed locations as of July 2, 2000 vary in length with expiration dates ranging from February 2001 to February 2015.

         RATIONALIZATION PLAN

         In February 1999, the Company announced a rationalization plan to close up to 132 stores and up to four distribution centers and to reduce corporate overhead. On March 8, 1999, as part of the Rationalization Plan and prior to the filing of the involuntary bankruptcy petition, the Board of Directors approved the adoption of a business restructuring plan to close 106 stores and the Dallas distribution center and to reduce the Company's workforce at its Nashville corporate offices by 150 employees. As a result, a pre-tax charge of $99.5 million for restructuring costs was recorded in the first quarter of 1999. On March 29, 1999 and in connection with the Chapter 11 Cases, store leases under this plan were approved for rejection by the Bankruptcy Court. The remaining components of the restructuring charge accrual and an analysis of the change in the accrual for the six periods ended July 2, 2000 are outlined in the following table:

                                                                      ACTIVITY
                                                              ---------------------------
                                                 ACCRUED                                           ACCRUED
                                              RESTRUCTURING                                     RESTRUCTURING
                                               COSTS AS OF                                       COSTS AS OF
                                                JANUARY 2,    RESTRUCTURING     CHANGE IN          JULY 2,
                                                  2000         COSTS PAID       ESTIMATE            2000
                                                  ----         ----------       --------            ----
                                                                     (in thousands)
Lease termination and other real estate costs   $ 38,315        $ (1,371)       $ (1,780)          $ 35,164
Employee severance                                   478            (545)            175                108
                                                --------        --------        --------            -------
Total                                           $ 38,793        $ (1,916)       $ (1,605)           $35,272
                                                ========        ========        ========            =======


Note: The accrued restructuring costs are included in Liabilities Subject to Compromise.

         Lease terminations and other real estate costs primarily consists of contractual rent payments. These amounts have been accrued according to the remaining leasehold obligations under Section 502(b)(6) of the Bankruptcy Code.
Section 502(b)(6) limits a lessor's claim to the rent reserved by such lease, without acceleration for the greater of one year, or 15 percent, not to exceed three years of the remaining term of the lease. Any unpaid rent is included in the claim.

         The Company experienced lower than expected expenses in lease termination and disposition of closed stores for the six periods ended July 2, 2000. As a result the Company reduced its estimate for these costs by $1.8 million.

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

         Pursuant to order of the Bankruptcy Court, on or about March 15, 2000, the Company mailed notices to all known creditors that the deadline for filing proofs of claim with the Bankruptcy Court was May 15, 2000. Differences between amounts recorded by the Company and claims filed by creditors are continuing to be investigated and resolved. Accordingly, the ultimate number and amount of allowed claims is not presently known and, because the settlement terms of such allowed claims is subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

         The Company has received approval from the Bankruptcy Court to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations, to pay vendors and other providers in the ordinary course for goods and services received from March 15, 1999, and to honor customer service programs, including warranties, returns, layaways and gift certificates.

         The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below.

                                            JULY 2,      JULY 4,
                                             2000         1999
                                           --------     --------
                                              (in thousands)
         Accounts payable                  $195,538     $191,406
         Accrued expenses                    66,954       87,501
         Accrued restructuring costs:
             1997 Restructuring Plan          7,720        5,654
             1999 Rationalization Plan       35,272       67,442
         Long-term debt                     424,003      465,317
         Capitalized lease obligations       24,798       43,752
                                           --------     --------
             Total                         $754,285     $861,072
                                           ========     ========

Contractual interest expense not accrued or recorded on certain pre-petition debt totaled $7.0 million and $7.0 million for the three periods ended July 2, 2000 and July 4, 1999, respectively, and $14.1 million and $8.5 million for the six periods ended July 2, 2000 and July 4, 1999, respectively.

E.       REORGANIZATION ITEMS

         Expenses and income directly incurred or realized as a result of the Chapter 11 Cases have been segregated from the normal operations and are disclosed separately. The major components are as follows:

                                                     THREE          SIX
                                                    PERIODS       PERIODS
                                                     ENDED         ENDED
(in thousands)                                      JULY 2,        JULY 2,
                                                     2000           2000
                                                    -------       --------
Professional fees and administrative items            8,776         15,764
Loss on disposal of assets                            3,474          1,960
Store closing costs                                     (33)         3,764
Severance                                                --          9,423
                                                    -------       --------
Total reorganization items expense (income)         $12,217       $ 30,911
                                                    =======       ========

                                                     THREE          SIX
                                                    PERIODS       PERIODS
                                                     ENDED         ENDED
(in thousands)                                      JULY 4,        JULY 4,
                                                     1999           1999
                                                    -------       --------
Reduction of accrued rent for rejected leases       $    --       $(45,981)
Professional fees and administrative items            7,073          9,311
Loss on disposal of assets                           10,289         10,289
Store closing costs                                  14,009         14,009
Severance                                                --             --
                                                    -------       --------
Total reorganization items expense (income)         $31,371       $(12,372)
                                                    =======       ========

         REDUCTION OF ACCRUED RENT FOR REJECTED LEASES:

         In connection with the Chapter 11 Cases, the 1997 Restructuring Plan was adjusted to reflect the reduction allowed under Section 502(b)(6) of the Bankruptcy Code. An amount had been accrued according to the remaining leasehold obligation. Section 502(b)(6) limits the lessor's claim to the rent reserved by such leases, without acceleration, for the greater of one year, or 15 percent, not to exceed three years, of the remaining term of such leases, plus any unpaid rent.

         PROFESSIONAL FEES AND OTHER ADMINISTRATIVE ITEMS:

         Professional fees and administrative items relate to legal, accounting and other professional costs directly attributable to the Chapter 11 Cases.

         LOSS ON DISPOSAL OF ASSETS:

         Loss on disposal of assets consists of accrued losses associated with the sale of four parcels of real property, sale of certain assets of one of the Company's subsidiaries, B.A. Pargh Co., Inc. and disposition of displaced fixtures and equipment from remodeled stores under the 2000 Business Plan.

         SEVERANCE:

         Severance costs arise from workforce reductions at the corporate offices, distribution centers and stores as a part of the reorganization process.

         STORE CLOSING COSTS:

         Store closing costs include rent, common area maintenance, utilities, asset write-downs and real estate taxes offset by other income resulting from store dispositions. Rent amounts have been adjusted to reflect the reduction allowed under Section 502(b)(6) of the Bankruptcy Code.

F.       BORROWINGS

         This note contains information regarding the Company's short-term borrowings and long-term debt as of July 2, 2000.

         From September 1997 through January 20, 1999, the Company had a five-year, $900.0 million, fully committed asset-based credit facility (the "Amended and Restated Credit Facility"). The Amended and Restated Credit Facility included $200.0 million in term loans and up to a maximum of $700.0 million in revolving loans including a $175.0 million sub-facility for letters of credit. The Amended and Restated Credit Facility was set to mature on September 10, 2002. Interest rates on the Amended and Restated Credit Facility were subject to change based on a financial performance-based grid and could not exceed a rate of LIBOR + 2.25% on revolving loans and LIBOR + 2.50% on the term loan. There were no short-term borrowings under the Amended and Restated Credit Facility at July 4, 1999.

         On January 20, 1999, the Company completed a $750.0 million, 30-month asset-based credit facility (the "Second Amended and Restated Credit Facility") which replaced the Amended and Restated Credit Facility. The Second Amended and Restated Credit Facility included $150.0 million in term loans and a maximum of $600.0 million in revolving loans. The Second Amended and Restated Credit Facility included a $200.0 million sub-facility for standby and trade letters of credit. Interest rates on the Second Amended and Restated Facility were based on either Prime Rate + 1.5% or LIBOR + 2.75%. There were no short-term borrowings under the Second Amended and Restated Credit Facility at July 4, 1999.

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

         The DIP Facility was secured by all material unencumbered assets of the Company and its subsidiaries, including inventory, but excluding previously mortgaged property. Borrowings under the DIP Facility were limited based on a borrowing base formula which considered eligible inventories, eligible accounts receivable, mortgage values on eligible real properties, eligible leasehold interests, available cash equivalents and in-transit cash.

         On April 14, 2000, the Company entered into a four year, $600.0 million fully committed asset-based debtor-in-possession and emergence credit facility (the "DIP to Exit Facility") which replaced the DIP Facility. The Bankruptcy Court approved the DIP to Exit Facility on April 4, 2000. The DIP to Exit Facility matures on April 14, 2004, and includes $60.0 million in term loans and up to a maximum of $540.0 million in revolving loans including a $150.0 million sub-facility for letters of credit. Interest rate spreads on the DIP to Exit Facility are initially LIBOR + 2.50% on Eurodollar loans and Prime Rate + 0.75% on Alternate Base Rate loans. After the first quarter of 2001, these spreads are subject to quarterly adjustment pursuant to a pricing grid based on availability and financial performance, with ranges of 200 to 275 basis points over LIBOR and 25 to 100 basis points over prime rate. Short-term borrowings related to the DIP to Exit Facility were $76.2 million as of July 2, 2000. Outstanding borrowings under the term loan of the DIP to Exit Facility were $60 million as of July 2, 2000. There is a commitment fee of 0.375% on the undrawn portion of the revolving loans under the DIP to Exit Facility.

         Borrowings under the DIP to Exit Facility are secured by all material unencumbered assets of the Company and its subsidiaries, including inventory, but excluding previously mortgaged property. Borrowings under the DIP to Exit Facility are limited based on a borrowing base formula, which considers eligible inventories, eligible accounts receivable, mortgage values on eligible real properties, eligible leasehold interests, available cash equivalents and in-transit cash. Availability under the facility continues unless the Company breaches the financial covenants for the DIP to Exit facility. As of July 2, 2000, the Company was in compliance with its financial covenants.

G.       EARNINGS PER SHARE

         Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the reported period. Diluted net earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period plus incremental shares that would have been outstanding upon the assumed vesting of dilutive restricted stock and the assumed exercise of dilutive stock options. As of July 2, 2000 and July 4, 1999, all outstanding restricted stock and stock options are considered anti-dilutive.

H.       PREPAID EXPENSES AND OTHER ASSETS

         Prepaid expenses and other assets for the Company were $17.0 million as of July 2, 2000 compared to $87.0 million as of July 4, 1999. The decrease was primarily due to the reduction of cash in advance payments to purchase inventory and a reduction in assets held for sale.

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

         On December 6, 1999, the Bankruptcy Court entered an order dismissing the Company's complaint. On December 16, 1999, the Company filed a motion asking the Court to clarify the order issued on December 6, 1999, and to grant the Company leave to file an amended complaint (the "Company's Motion"). On January 11, 2000, WFNNB responded with an objection to the Company's Motion. On February 22, 2000 the Bankruptcy Court entered an order granting the Company's Motion and the Company filed the amended complaint. On April 24, 2000 WFNNB filed a motion to dismiss this amended complaint. On June 30, 2000 the Company responded to the motion to dismiss and filed a cross-motion against WFNNB in which the Company objected to WFNNB's proof of claim.

         The Company was involved in litigation, investigations and various legal matters during the six periods ended July 2, 2000, which are being defended and handled in the ordinary course of business. While the ultimate results of these matters cannot be determined or predicted, management believes that they will not have a material adverse effect on the Company's results of operations or financial position. Any potential liability may be affected by the Chapter 11 Cases.

K.       SEGMENT REPORTING

         The Company manages its business on the basis of one reportable segment. As of July 2, 2000, all of the Company's operations are located within the United States. The following data is presented in accordance with SFAS No. 131 for all periods presented.

CLASSES OF SIMILAR PRODUCTS:
                               THREE PERIODS ENDED         SIX PERIODS ENDED
                              ---------------------     -----------------------
                               JULY 2,      JULY 4,      JULY 2,        JULY 4,
                                2000         1999         2000           1999
                              --------     --------     --------     ----------
Net Sales (in thousands):
     Home products            $271,364     $356,962     $486,855     $  688,384
     Jewelry                   146,184      161,716      273,722        341,989
                              --------     --------     --------     ----------
          Total Net Sales     $417,548     $518,678     $760,577     $1,030,373
                              ========     ========     ========     ==========

L.       LAYAWAY SALES

         The Company adopted the Securities and Exchange Commission's Staff Accounting Bulletin: No. 101 Revenue Recognition in Financial Statements during fiscal 1999. As a result, the Company changed its method of accounting for layaway sales to recognize layaway sales upon delivery of merchandise to the customer. Layaway sales in prior periods were recognized when the initial deposit was received. The amount of cash received upon initiation of the layaway is recorded as a deposit liability within accrued expenses. The cumulative effect of the change for periods prior to fiscal 1999 is an increase in net loss of $6.6 million or ($0.07) per share. The restated amounts below reflect the effect of the retroactive application of the accounting change on the Consolidated Financial Statements as of and for the quarter ended July 4, 1999.

                                                  THREE PERIODS     SIX PERIODS
                                                       ENDED          ENDED
(in thousands, except per share data)                 JULY 4,         JULY 4,
                                                       1999            1999
                                                     ---------      -----------
Net sales as originally reported                     $ 518,264      $ 1,028,773
Effect of change in accounting for layaway sales           414            1,600
                                                     ---------      -----------
Net sales as restated                                $ 518,678      $ 1,030,373
                                                     =========      ===========

Gross margin as originally reported(a)               $  87,219      $   184,020
Effect of change in accounting for layaway sales           173              660
                                                     ---------      -----------
Gross margin as restated                             $  87,392      $   184,680
                                                     =========      ===========

Net loss as originally reported                      $(100,594)     $  (268,932)
Effect of change in accounting for layaway sales           173              660
Extraordinary loss                                   $      --      $     7,851
                                                     ---------      -----------
Loss before cumulative effect of change in
accounting principle and extraordinary loss as
     Restated                                         (100,421)        (260,421)
Extraordinary loss                                          --           (7,851)
Cumulative effect of change in accounting for
     layaway sales                                          --           (6,566)
                                                     ---------      -----------
Net loss as restated                                 $(100,421)     $  (274,838)
                                                     =========      ===========
Per common share - basic and diluted

Net loss as originally reported                      $   (1.01)     $     (2.70)
Effect of change in accounting for layaway sales            --             0.01
Extraordinary loss                                          --             0.08
                                                     ---------      -----------
Loss before cumulative effect and extraordinary
     loss as restated                                    (1.01)           (2.61)
Extraordinary loss                                          --            (0.08)
Cumulative effect of change in accounting for
     layaway sales                                          --            (0.07)
                                                     ---------      -----------
Net loss as restated                                 $   (1.01)     $     (2.76)
                                                     =========      ===========

(a) Gross margin after costs and expenses.

                                                      JULY 4,
                                                       1999
                                                     ---------
Accounts receivable as originally reported           $  16,565
Effect of change in accounting for layaway sales       (10,578)
                                                     ---------
Accounts receivable as restated                      $   5,987
                                                     =========

Inventories as originally reported                   $ 553,711
Effect of change in accounting for layaway sales         6,893
                                                     ---------
Inventories as restated                              $ 560,604
                                                     =========

Accrued expenses as originally reported              $ 134,199
Effect of change in accounting for layaway sales         2,221
                                                     ---------
Accrued expenses as restated                         $ 136,420
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

         The forward-looking statements and the Company's liquidity, capital resources and results of operations are subject to a number of risks and uncertainties including, but not limited to, the following: the ability of the Company to continue as a going concern; the ability of the Company to operate pursuant to the terms of the DIP to Exit Facility; the ability of the Company to conduct successful clearance sales in connection with the 2000 Business Plan; the ability of the Company to sublease successfully portions of its real estate in connection with the 2000 Business Plan; the ability of the Company to negotiate non-disturbance agreements with its landlords; the ability of the Company to complete its store refurbishment program within cost, time and size expectations; the successful implementation of the consolidation of its distribution centers; risks associated with third parties seeking and obtaining Court action to terminate or shorten the exclusivity period, the time for the Company to accept or reject executory contracts including its store leases, and for appointment of a Chapter 11 trustee or to convert the Company's reorganization cases to liquidations cases; the ability of the Company to operate successfully under a Chapter 11 proceeding, achieve planned sales and margin, and create and have approved a reorganization plan in the Chapter 11 Cases; potential adverse developments with respect to the Company's liquidity or results of operations; the ability of the Company to obtain shipments, negotiate and maintain terms with vendors and service providers for current orders; the ability to fund and execute the 2000 Business Plan; the ability of the Company to achieve cost-savings; the ability of the Company to enter into satisfactory arrangements with third parties with respect to real estate and internet related strategies; the ability of the Company to attract, retain and compensate key executives and associates; competitive pressures from other retailers, including specialty retailers and discount stores, which may affect the nature and viability of the Company's business strategy; trends in the economy as a whole which may affect consumer confidence and consumer demand for the types of goods sold by the Company; the seasonal nature of the Company's business and the ability of the Company to predict consumer demand as a whole, as well as demand for specific goods; the ability of the Company to attract and retain customers; potential adverse publicity; real estate occupancy and development costs, including the substantial fixed investment costs associated with opening, maintaining or closing a Company store; uncertainties with respect to continued public trading in the Company's securities; the ability to effect conversions to new technological systems; and the ability to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 Cases.

OVERVIEW

         The Company, with 221 stores in 32 states at July 2, 2000, is one of the nation's largest retailers of jewelry and offers a selection of brand-name home products and other product lines. During the year ended January 2, 2000 ("fiscal 1999"), the Company repositioned its product offerings to focus on value pricing and a broad selection of jewelry and home products. These remerchandising efforts were based on perceived customer expectations of entry level price points and a large selection within each product assortment. The Company also revised its media strategy during fiscal 1999 to employ TV, radio and print (including a seasonal sourcebook) campaigns in a coordinated effort to build awareness, prospect for new customers and drive customer traffic.

         On February 21, 2000, the Company's Board of Directors approved its 2000 Business Plan. Key components of the 2000 Business Plan include exiting certain hardlines categories, including toys, juvenile, sporting goods, most consumer electronics and most indoor furniture. As part of the 2000 Business Plan, the Company plans to eliminate between 5,000 and 6,000 positions in stages during 2000 and 2001, including approximately 350 distribution center and 200 corporate positions. The Company announced an initiative to reformat its existing stores as part of the 2000 Business Plan, which would result in excess store space becoming available for subleasing or other real estate transactions. The Company's strategy also contemplates the convergence of the Internet and store selling environments. Each store will feature Internet kiosks that will provide immediate access to the Company's web site, www.servicemerchandise.com, its bridal and gift registry, and its store directory.

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

         The Company entered into an agreement dated March 29, 1999, for a debtor-in-possession credit facility (the "DIP Facility") under which the Company could borrow up to $750.0 million, subject to certain limitations, to fund ongoing working capital needs while it prepares a reorganization plan. On April 27, 1999, the Bankruptcy Court approved the DIP Facility. The DIP Facility included $100.0 million in term loans and a maximum of $650.0 million in revolving loans. The DIP Facility included a $200.0 million sub-facility for standby and trade letters of credit. Interest rates on the DIP Facility were based on either the Citibank N.A. Alternative Base Rate ("ABR") plus 1.25% for ABR Loans or 2.25% over LIBOR for Eurodollar Loans. The DIP Facility was secured by substantially all of the assets of the Company and its subsidiaries, subject only to valid, enforceable, subsisting and non-voidable liens of record as of the date of commencement of the Chapter 11 Cases and other liens permitted under the DIP Facility.

         On April 14, 2000, the Company entered into a four year, $600.0 million fully committed asset-based debtor-in-possession and emergence credit facility (the "DIP to Exit Facility") which replaced the DIP Facility. The Bankruptcy Court approved the DIP to Exit Facility on April 4, 2000. The DIP to Exit Facility matures on April 14, 2004, and includes $60.0 million in term loans and up to a maximum of $540.0 million in revolving loans including a $150.0 million sub-facility for letters of credit. Interest rate spreads on the DIP to Exit Facility are initially LIBOR + 2.50% on Eurodollar loans and Prime Rate + 0.75% on Alternate Base Rate loans. After the first quarter of 2001, these spreads are subject to quarterly adjustment pursuant to a pricing grid based on availability and financial performance, with ranges of 200 to 275 basis points over LIBOR and 25 to 100 basis points over Prime Rate. Short-term borrowings related to the DIP to Exit Facility were $76.2 million as of July 2, 2000. Outstanding borrowings under the term loan of the DIP to Exit Facility were $60 million as of July 2, 2000. There is a commitment fee of 0.375% on the undrawn portion of the revolving loans under the DIP to Exit Facility.

         On June 10, 1999, the Company filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Company as shown by the Company's books and records, subject to the assumptions contained in certain global notes filed in connection therewith. Certain of the schedules were amended on March 6, 2000 and all of the schedules and statements of financial affairs are subject to further amendment or modification. Pursuant to order of the Bankruptcy Court, on or about March 15, 2000, the Company mailed notices to all known creditors that the deadline for filing proofs of claim with the Bankruptcy Court was May 15, 2000. Differences between amounts scheduled by the company and claims by creditors are continuing to be investigated and resolved. Accordingly, the ultimate number and amount of allowed claims is not presently known and, because the settlement terms of such allowed claims is subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

         The Company has filed over 200 motions in the Chapter 11 Cases whereby it was granted authority or approval with respect to various items required by the Bankruptcy Code and/or necessary for the Company's reorganizational efforts. In addition to motions pertaining to real estate disposition matters, the Company has obtained orders providing for, among other things, (i) implementation of employee retention and incentive programs, (ii) termination or suspension of certain employee benefit programs, (iii) adequate protection to certain secured creditors, (iv) implementation of a return to vendor program and other vendor related programs, (v) the conduct of a joint review by the Company and the creditors committee with respect to certain prepetition Board conduct,
(vi) the sale of the assets of B.A. Pargh, and (vii) the extension of time to assume or reject leases.

2000 BUSINESS PLAN

         On February 21, 2000, the Company's Board of Directors approved its 2000 Business Plan, which contemplates: (i) an expansion of jewelry and jewelry related products; (ii) a more targeted selection of those categories that have historically performed well and have an affinity to jewelry and an exit from certain unprofitable home products categories; (iii) the convergence of the Company's in-store and Internet environment; (iv) the reduction of selling and warehouse spaces within the Company's stores to adjust for the new merchandise mix, which allows for the subleasing of excess space; and (v) the rationalization of the Company's overhead structure, logistics network and stores/field organization to generate anticipated cost savings. The execution and success of the 2000 Business Plan is subject to numerous risks and uncertainties.

         Pursuant to the 2000 Business Plan, the Company will feature an expanded offering of jewelry and jewelry-related products, with the bulk of the expansion in diamonds. In addition to jewelry, the Company will focus on home products categories that have performed well and which generate cross-selling opportunities with jewelry. The Company will exit certain unprofitable categories, including toys, most electronics and sporting goods. As a multi-channel specialty retailer, the Company has included as part of the 2000 Business Plan the planned convergence of the Internet and store selling environments. Each store will feature Internet kiosks that will provide immediate access to the Company's web site, www.servicemerchandise.com, its bridal and gift registry and its store directory.

         The Company intends to reconfigure its stores to feature less overall selling square footage (approximately 18,000 square feet as compared to 27,000 square feet), but increase square footage for jewelry. The excess store space will be available for sub-leasing or other real estate transactions. Approximately seventy stores are scheduled for total refurbishment and upgrade to an expanded jewelry selling area in 2000 while the balance will undergo a more limited capital improvement remodel during 2000. As of August 7, 2000, the refurbishment and preparation for subleasing of twenty-six stores was complete, with an additional thirty-three under construction. Approximately another 83 stores are scheduled for total refurbishment in 2001. The Company's ability to complete this program is subject to known and unknown risks and uncertainties, including those set forth above under "Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995".

         Although the Company plans to continue operating substantially all of its 221 stores, in 2000 it will close its distribution centers in Montgomery, New York and Orlando, Florida. As part of the 2000 Business Plan, the Company will reduce its workforce at its corporate offices, its distribution centers and its stores resulting in the elimination of 5,000 to 6,000 positions. The Companies ability to successfully complete the sub-leasing or other real estate transactions according to the 2000 Business Plan is subject to known and unknown risk factors as listed in the Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.

         To support the 2000 Business Plan, on April 14, 2000, the Company entered into a four year, $600.0 million fully committed asset-based debtor-in-possession and emergence credit facility (the "DIP to Exit Facility") which replaced the DIP Facility. See Note F of the Notes to the Consolidated Financial Statements.

         At this time, it is not possible to predict the outcome of the Chapter 11 Cases or their effect on the Company's business. If it is determined that the liabilities subject to compromise in the Chapter 11 Cases exceed the fair value of the assets, unsecured claims may be satisfied at less than 100% of their face value and the equity interests of the Company's shareholders may have no value. The Company believes that results from operations and the DIP to Exit Facility should provide the Company with adequate liquidity to conduct its business while it prepares a reorganization plan. However, the Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties, including those set forth above under "Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995."

RESULTS OF OPERATIONS

THREE PERIODS ENDED JULY 2, 2000 COMPARED TO THREE PERIODS ENDED JULY 4, 1999

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

NET SALES

         Net sales for the Company were $417.5 million for the three periods ended July 2, 2000 compared to $518.7 million for the three periods July 4, 1999. The decline in net sales was primarily due to the closure of 127 stores as a result of the restructuring and remerchandising activities in fiscal 1999.

         Net sales from operations excluding exiting categories and closed facilities were $320.0 million for the three periods ended July 2, 2000 compared to $322.4 million for the three periods ended July 4, 1999. Comparable store sales for home products were down 8.2% compared to the three periods ended July 4, 1999, and jewelry comparable store sales were up 9.2%. The jewelry comparable sales increase was driven by Jewelry Special Events and Diamonds. The home products comparable sales performance was driven by declines in photo, seasonal/outdoor and tabletop/gifts.

         Net sales from exiting categories and closed facilities were $97.6 million for the three periods ended July 2, 2000 compared to $196.3 million for the three periods ended July 4, 1999. Sales from exiting categories and closed facilities decreased primarily due to the fact that the three periods ended July 4, 1999 reflects the sales of 127 stores that were closed by July 31, 1999. The three periods ended July 2, 2000 sales reflect primarily the discontinued merchandise categories of toys, juvenile, sporting goods and most consumer electronics.

GROSS MARGIN

         Gross margin was $81.3 million for the three periods ended July 2, 2000 as compared to $87.4 million in the three periods ended July 4, 1999. The decrease in gross margin was primarily due to a decrease in sales.

         Gross margin after costs and expenses and excluding exiting categories and closed facilities was $94.2 million or 29.4% of net sales for the three periods ended July 2, 2000, compared to $91.0 million or 28.2% of net sales for the three periods ended July 4, 1999. The margin increase was primarily due to a shift to higher margin merchandise assortments.

         Gross loss after costs and expenses for exiting categories and closed facilities was ($12.9) million, or (13.2%) of net sales for the three periods ended July 2, 2000 compared to ($3.6) million, or (1.8%) of net sales for the three periods ended July 4, 1999. The margin decrease was primarily the result of sales and margin declines associated with the discontinued merchandise categories of toys, juvenile, sporting goods and most consumer electronics as well as the establishment of a lower of cost or market reserve for the remaining discontinued inventory at July 2, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses declined $9.8 million in the three periods ended July 2, 2000 to $129.4 million from $139.1 million in the three periods ended July 4, 1999. The decline was primarily due to store closures, corporate downsizing and overhead reduction efforts.

         Selling, general and administrative expenses were $87.5 million or 27.3% of net sales from operations excluding exiting categories and closed facilities for the three periods ended July 2, 2000 compared to $107.8 million or 33.4% of net sales from operations excluding exiting categories and closed facilities for the three periods ended July 4, 1999. The decrease was attributable to a decrease in employment costs and other selling, general and administrative expenses primarily due to corporate downsizing and overhead reduction efforts.

         Selling, general and administrative expenses for exiting categories and closed facilities were $41.9 million or 42.9% of net sales from operations for exiting categories and closed facilities for the three periods ended July 2, 2000 compared to $31.3 million or 15.9% of net sales from operations for exiting categories and closed facilities for the three periods ended July 4, 1999. The increase was attributable to increases in other selling, general and administrative expenses primarily due to inventory clearance sales and remerchandising activities.

OTHER INCOME, NET

         The net gain on dispositions of property and leases recorded for the three periods ended July 2, 2000 was $1.0 million, as compared to $4.4 million in 1999. The gain for the three periods, ended July 2, 2000 included amounts realized from the completion of the auction property sale of three properties.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization on owned and leased property and equipment was $10.0 million for the three periods ended July 2, 2000 as compared to $10.9 million for the three periods ended July 4, 1999. The decrease of 7.9% was primarily attributable to store closures.

INTEREST EXPENSE

         Interest expense for the three periods ended July 2, 2000 was $9.6 million as compared to $12.8 million for the three periods ended July 4, 1999. The decline in interest expense primarily relates to lower average borrowings.

INCOME TAXES

         The Company did not recognize an income tax benefit due to the recording of a deferred tax asset valuation allowance. Deferred taxes are recognized to reflect the estimated future utilization of temporary book/tax differences. The Company has recorded a full valuation allowance on net deferred tax assets as realization of such assets in future years is uncertain.

SIX PERIODS ENDED JULY 2, 2000 COMPARED TO SIX PERIODS ENDED JULY 4, 1999

NET SALES

         Net sales for the Company were $760.6 million for the first half of 2000 compared to $1,030.4 million for the first half of 1999. The decline in net sales was primarily due to the closure of 127 stores as a result of the restructuring and remerchandising activities in fiscal 1999.

         Net sales from operations excluding exiting categories and closed facilities were $565.2 million for the first half of 2000 compared to $556.4 million for the first half of 1999. Comparable store sales for home products was down 3.5% as compared to the first half of 1999, and Jewelry comparable sales were up 8.6%. The Jewelry comparable sales increase was driven by strong performance in Jewelry Special Events and Diamonds. Home products comparable sales performance was driven by declines in photo and tabletop/gifts.

         Net sales from exiting categories and closed facilities were $195.4 million for the first half of 2000 compared to $474.0 million for the first half of 1999. Sales from exiting categories and closed facilities decreased primarily due to the fact that first quarter 1999 reflects the sales of 127 stores that were closed by July 31, 1999 and were not reflected in the first half of 2000. First half of 2000 sales reflect primarily the discontinued merchandise categories of toys, juvenile, sporting goods, most consumer electronics and other merchandising categories.

GROSS MARGIN

         Gross margin was $168.5 million for the first half of 2000 compared to $184.7 million in the first half of 1999. The decrease was primarily due to a $269.8 million decline in sales, partially offset by a $253.6 million decrease in cost of goods sold.

         Gross margin after costs and expenses and excluding exiting categories and closed facilities was $164.4 million or 29.1% of net sales for the first half of 2000, compared to $139.5 million or 25.1% of net sales for the first half of 1999. The margin increase was primarily due to increased sales and a shift to higher margin merchandise assortments.

         Gross margin after costs and expenses for exiting categories and closed facilities was $4.1 million, or 2.1% of net sales for the first half of 2000, compared to $45.2 million, or 9.5% of net sales for the first half of 1999. The margin decrease was primarily a result of decreased sales. The decrease in the rate was attributable to inventory clearance sales.

SELLING GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses decreased $77.7 million in the first half of 2000, to $228.8 million from $306.4 million in the first half of 1999. The decline was primarily due to store closures, corporate downsizing and overhead reduction efforts.

         Selling, general and administrative expenses were $173.0 million or 30.6% of net sales from operations excluding exiting categories and closed facilities for the first half of 2000, compared to $214.1 million or 38.5% of net sales from operations excluding exiting categories and closed facilities for the first half of 1999.

The decrease was attributable to a decrease in employment costs and other selling, general and administrative expenses primarily due to corporate downsizing and overhead reduction efforts.

         Selling, general and administrative expenses for exiting categories and closed facilities were $55.8 million or 28.6% of net sales from operations for exiting categories and closed facilities for the first half of 2000, compared to $92.3 million or 19.5% of net sales from operations for exiting categories and closed facilities for the first half of 1999. The decrease was attributable to decreases in employment costs and other selling, general and administrative expenses primarily due to store closures.

OTHER INCOME, NET

         The net gain on dispositions of property and leases recorded for the first half of 2000 was $13.3 million, as compared to $7.5 million in 1999. The gain for the first half of 2000 includes amounts realized from the completion of the auction property sale of 10 owned and 13 leased properties.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization on owned and leased property and equipment was $19.8 million for the first half of 2000 as compared to $23.1 million for the first half of 1999. The decrease of 14.5% was primarily attributable to store closures.

INTEREST EXPENSE

         Interest expense for the first half of 2000 was $20.5 million as compared to $37.9 million for the first half of 1999. Interest expense decreased due to lower average borrowings, and, as a result of the filing of the Chapter 11 Cases, the Company ceased accruing interest on the 8 3/8% Senior Notes and 9% Senior Subordinated Debentures on March 15, 1999

INCOME TAXES

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

EXTRAORDINARY ITEM

         An extraordinary loss on the early extinguishment of debt was recorded in the amount of $7.9 million during the first half of 1999. This charge related to the write-off of deferred financing charges paid in conjunction with the Company's prior Amended and Restated Credit Facility and Second Amended and Restated Credit Facility upon the consummation of the DIP Facility.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

         The Company adopted the Securities and Exchange Commission's Staff Accounting Bulletin: No. 101 Revenue Recognition in Financial Statements during fiscal 1999. As a result, the Company changed its method of accounting for layaway sales. The cumulative effect of the change for periods prior to fiscal 1999 is an increase in net loss of $6.6 million or ($0.07) per share. Layaway sales for 1999 have been recognized upon delivery of merchandise to the customer. Layaway sales in prior years were recognized when the initial layaway deposit was received. See Note L of the Notes to the Consolidated Financial Statements.

1997 RESTRUCTURING PLAN

         On March 25, 1997, the Company adopted a business restructuring plan to close up to 60 under performing stores and one distribution center. As a result, a pre-tax charge of $129.5 million for restructuring costs was taken in the first quarter of fiscal 1997. The remaining component of the restructuring charge accrual and an analysis of the change in the accrual for the six periods ended July 2, 2000 are outlined in the following table:

                                                                      ACTIVITY
                                                              ---------------------------
                                                 ACCRUED                                            ACCRUED
                                              RESTRUCTURING                                      RESTRUCTURING
                                               COSTS AS OF                                        COSTS AS OF
                                                JANUARY 2,    RESTRUCTURING     CHANGE IN            JULY 2,
                                                  2000         COSTS PAID       ESTIMATE              2000
                                                  ----         ----------       --------              ----
                                                                     (in thousands)
Lease termination and other real estate costs   $  7,894          $ (32)         $ (142)             $ 7,720
                                                ========          =====          ======              =======

Note: The accrued restructuring costs are included in Liabilities Subject to Compromise.

         The closing of nine stores during the first half of fiscal 1998 brought the total number of closures, in accordance with the 1997 Restructuring Plan, to 53 stores and one distribution center. Store closures were completed as of May 1998. The Company closed less than 60 stores primarily due to the inability to negotiate acceptable exit terms from the related lessors.

         Lease terminations and other real estate costs primarily consist of contractual rent payments and other real estate costs. These amounts have been accrued according to the remaining leasehold obligations under Section 502(b)(6) of the Bankruptcy Code. Section 502(b)(6) limits a lessor's claim to the rent reserved by such lease, without acceleration for the greater of one year, or 15 percent, not to exceed three years of the remaining term of the lease. Any unpaid rent is included in the claim.

         The Company experienced lower than expected expenses in lease termination and disposition of closed stores for the six periods ended July 2, 2000. As a result the Company reduced its estimate for these costs by $0.1 million.

         The leases remaining on closed locations as of July 2, 2000 vary in length with expiration dates ranging from February 2001 to February 2015.

RATIONALIZATION PLAN

         In February 1999, the Company announced a rationalization plan to close up to 132 stores, up to four distribution centers and to reduce corporate overhead. On March 8, 1999, as part of the Rationalization Plan and prior to the filing of the involuntary bankruptcy petition, the Board of Directors approved the adoption of a business restructuring plan to close 106 stores and the Dallas distribution center and to reduce the Company's workforce at its Nashville corporate offices by 150 employees. As a result, a pre-tax charge of $99.5 million for restructuring costs was recorded in the first quarter of 1999. On March 29, 1999 and in connection with the Chapter 11 Cases, store leases under this plan were approved for rejection by the Bankruptcy Court. The remaining components of the restructuring charge accrual and an analysis of the change in the accrual for the six periods ended July 2, 2000 are outlined in the following table:

                                                                      ACTIVITY
                                                              ---------------------------
                                                 ACCRUED                                            ACCRUED
                                              RESTRUCTURING                                      RESTRUCTURING
                                               COSTS AS OF                                        COSTS AS OF
                                                JANUARY 2,    RESTRUCTURING     CHANGE IN            JULY 2,
                                                  2000         COSTS PAID       ESTIMATE              2000
                                                  ----         ----------       --------              ----
                                                                     (in thousands)
Lease termination and other real estate costs   $ 38,315        $ (1,371)       $ (1,780)           $ 35,164
Employee severance                                   478            (545)            175                 108
                                                --------        --------        --------            --------
Total                                           $ 38,793        $ (1,916)       $ (1,605)           $ 35,272
                                                ========        ========        ========            ========


Note: The accrued restructuring costs are included in Liabilities Subject to Compromise.

         Lease terminations and other real estate costs primarily consists of contractual rent payments. These amounts have been accrued according to the remaining leasehold obligations under Section 502(b)(6) of the Bankruptcy Code.
Section 502(b)(6) limits a lessor's claim to the rent reserved by such lease, without acceleration for the greater of one year, or 15 percent, not to exceed three years of the remaining lease term. Any unpaid rent is included in the claim.

         The Company experienced lower than expected expenses in lease termination and disposition of closed stores for the six periods ended July 2, 2000. As a result the Company reduced its estimate for these costs by $1.8 million.

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

         From September 1997 through January 20, 1999, the Company had a five-year, $900.0 million, fully committed asset-based credit facility (the "Amended and Restated Credit Facility"). The Amended and Restated Credit Facility included $200.0 million in term loans and up to a maximum of $700.0 million in revolving loans including a $175.0 million sub-facility for letters of credit. The Amended and Restated Credit Facility was scheduled to mature on September 10, 2002. Interest rates on the Amended and Restated Credit Facility were subject to change based on a financial performance-based grid and could not exceed a rate of LIBOR + 2.25% on revolving loans and LIBOR + 2.50% on the term loan. There were no short-term borrowings under the Amended and Restated Credit Facility at July 4, 1999.

                  On January 20, 1999, the Company completed a $750.0 million, 30-month asset-based credit facility (the "Second Amended and Restated Credit Facility") which replaced the Amended and Restated Credit Facility. The Second Amended and Restated Credit Facility included $150.0 million in term loans and a maximum of $600.0 million in revolving loans. The Second Amended and Restated Credit Facility included a $200.0 million sub-facility for standby and trade letters of credit. Interest rates on the Second Amended and Restated Facility were based on either Prime Rate + 1.5% or LIBOR + 2.75%. There were no short-term borrowings under the Second Amended and Restated Credit Facility at July 4, 1999.

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

         The DIP Facility was secured by all material unencumbered assets of the Company and its subsidiaries, including inventory, but excluding previously mortgaged property. Borrowings under the DIP Facility were limited based on a borrowing base formula which considered eligible inventories, eligible accounts receivable, mortgage values on eligible real properties, eligible leasehold interests, available cash equivalents and in-transit cash.

         On April 14, 2000, the Company entered into a four year, $600.0 million fully committed asset-based debtor-in-possession and emergence credit facility (the "DIP to Exit Facility") which replaced the DIP Facility. The Bankruptcy Court approved the DIP to Exit Facility on April 4, 2000. The DIP to Exit Facility matures on April 14, 2004, and includes $60.0 million in term loans and up to a maximum of $540.0 million in revolving loans including a $150.0 million sub-facility for letters of credit. Interest rate spreads on the DIP to Exit Facility are initially LIBOR + 2.50% on Eurodollar loans and Prime Rate + 0.75% on Alternate Base Rate loans. After the first quarter of 2001, these spreads are subject to quarterly adjustment pursuant to a pricing grid based on availability and financial performance, with ranges of 200 to 275 basis points over LIBOR and 25 to 100 basis points over prime rate. Short-term borrowings related to the DIP to Exit Facility were $76.2 million as of July 2, 2000. Outstanding borrowings under the term loan of the DIP to Exit Facility were $60 million as of July 2, 2000. There is a commitment fee of 0.375% on the undrawn portion of the revolving loans under the DIP to Exit Facility.

         Borrowings under the DIP to Exit Facility are secured by all material unencumbered assets of the Company and its subsidiaries, including inventory, but excluding previously mortgaged property. Borrowings under the DIP to Exit Facility are limited based on a borrowing base formula which considers eligible inventories, eligible accounts receivable, mortgage values on eligible real properties, eligible leasehold interests, available cash equivalents and in-transit cash. Availability under the facility continues unless the Company breaches the financial covenants for the DIP to Exit Facility. As of July 2, 2000, the Company was in compliance with its financial covenants.

         The following table sets forth the Company's three month borrowing base and borrowing availability projections under the DIP to Exit Facility. The forecast projects a borrowing base which ranges from $423.7 million to $487.8 million over the period from July 30, 2000 to October 29, 2000, and unused borrowing availability which ranges from $166.3 million to $194.6 million. The borrowing base and borrowing availability projections under the DIP to Exit Facility are forward-looking statements subject to various assumptions regarding the Company's business, operating performance and other factors including revenues, expenses, asset dispositions, trade terms, capital expenditures and various other known and unknown risks and uncertainties including those set forth in "Safe Harbor Statement under the Private Securities Litigation Reform Act." The Company undertakes no obligation to update such information or to disclose similar information in future reports. These projections are subject to future adjustments, if any, that could materially affect such information.

                                     ACTUAL      FORECAST     FORECAST     FORECAST
                                    JULY 30,    AUGUST 27,    OCTOBER 1,  OCTOBER 29,
                                      2000         2000         2000         2000
                                    --------     --------     --------     --------
                                                     (in millions)
Ending Total Revolver Balance       $   72.1     $  112.1     $  175.4     $  217.6
Term Loan                               60.0         60.0         60.0         60.0
Standby Letters of Credit               27.3         25.9         25.8         25.8
Trade Letters of Credit                 30.6         31.1         28.4         18.1
                                    --------     --------     --------     --------
Total Extensions of Credit             190.2        229.1        289.6        321.5

Borrowing Base                         443.0        423.7        461.1        487.8
                                    --------     --------     --------     --------
Availability                        $  252.9     $  194.6     $  171.5     $  166.3
                                    ========     ========     ========     ========

CAPITAL STRUCTURE

         During the three periods ended July 2, 2000, the Company's principal sources of liquidity were the $750 million DIP Facility (which included a $100 million term loan and a revolving credit facility with a maximum commitment level of $650 million) which was replaced on April 14, 2000 by the $600 million DIP to Exit Facility (which includes a $60 million term loan and a revolving credit facility with a maximum commitment level of $540 million).

         At July 2, 2000, the Company had total extensions of credit of $181.9 million under the DIP to Exit Facility. At July 4, 1999, the Company had total extensions of credit of $227.8 million under the DIP Facility.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This pronouncement was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This pronouncement postpones the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 "Accounting For Derivative Instruments and Hedging Activities - Amendment of FASB Statement No. 133." This pronouncement amends and clarifies implementation of SFAS No. 133. The Company is currently in the process of analyzing the impact of the adoption of these Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company's operations are subject to market risks primarily from changes in interest rates. The Company has immaterial exposure to exchange rate risk. As discussed in the Company's Annual Report on Form 10-K filed on March 16, 2000, the Company had interest rate swaps at fiscal year-end with a notional amount of $125 million. As of July 2, 2000, the fair value of the interest rate swap agreements was $0.5 million. On July 5, 2000, the Company entered into interest rate swap agreements related to its interest rate exposure in 2001, as its existing interest rate swaps expire at the end of fiscal year 2000. These swaps vary in notional amount during 2001 from $85 million to $155 million, reflecting the seasonal nature of the Company's borrowings.

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

         On December 6, 1999, the Bankruptcy Court entered an order dismissing the Company's complaint. On December 16, 1999, the Company filed a motion asking the Court to clarify the order issued on December 6, 1999, and to grant the Company leave to file an amended complaint (the "Company's Motion"). On January 11, 2000, WFNNB responded with an objection to the Company's Motion. On February 22, 2000 the Bankruptcy Court entered an order granting the Company's motion and the Company filed the amended complaint. On April 24, 2000 WFNNB filed a motion to dismiss this amended complaint. On June 30, 2000, the Company responded to the motion to dismiss and filed a cross-motion against WFNNB in which the Company objected to WFNNB's proof of claim.

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

 ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits filed with this Form 10-Q.

          4 First Amendment to Post-Petition Credit Agreement dated as of June 26, 2000 by and among Registrant, Fleet Retail Finance Inc., as collateral agent and administrative agent, Foothill Capital Corporation, National City Commercial Finance Inc. and Jackson National Life Insurance Company, as co-agents, Heller Financial, Inc., as documentation agent and Fleet Boston Robertson Stephens, Inc., as arranger. The Post-Petition Credit Agreement dated as of April 14, 2000 was filed as an exhibit to the Form 10-Q filed on May 17, 2000.

         27.1     Financial Data Schedule for the Six Periods ended July 2,
                  2000.

         27.2 Restated Financial Data Schedule for the Six Periods ended July 4, 1999.

         (b)      Reports on Form 8-K.

         During the second quarter ended July 2, 2000, the Company filed the following current reports on Form 8-K: (i) dated April 6, 2000 announcing the filing with the Bankruptcy Court of the Company's monthly operating report for the period commencing January 31, 2000 and ending February 27, 2000; (ii) dated April 10, 2000 attaching the Company's 2000 Business Plan; (iii) dated April 27,2000 announcing the filing with the Bankruptcy Court of the Company's monthly operating report for the period commencing February 28, 2000 and ending April 2, 2000; (iv) dated May 26, 2000 announcing the filing with the Bankruptcy Court of the Company's monthly operating report for the period commencing April 3, 2000 and ending April 30, 2000; (v) dated June 26, 2000 announcing the filing with the Bankruptcy Court of the Company's monthly operating report for the period commencing May 1, 2000 and ending May 28, 2000. During the second quarter ended July 2, 2000, the Company's also filed an amendment to current report on Form 8-K/A on April 19, 2000, announcing the filing with the Bankruptcy Court of amended pages of the Company's monthly operating report for the period commencing January 31, 2000 and ending February 27, 2000 which was filed as an exhibit to the current report on Form 8-K filed by the Company on April 6, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ S. Cusano
---------------------------------------------
S. Cusano
Director and Chief Executive Officer
(Principal Executive Officer)
August 15, 2000



/s/ Thomas L. Garrett, Jr.
---------------------------------------------
Thomas L. Garrett, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
August 15, 2000



/s/ Kenneth A. Conway
---------------------------------------------
Kenneth A. Conway
Vice President Controller and Chief Accounting Officer
(Principal Accounting Officer)
August 15, 2000