Form 10-Q
period 2000-10-01
SERVICE MERCHANDISE CO INC
filed 2000-11-09
CIK 89107

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2000.

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

         As of October 1, 2000, there were 99,906,123 shares of the Registrant's common stock, $.50 par value, outstanding.

                                TABLE OF CONTENTS


                                                                                                 Page
                                                                                                  No.

                                                                                                  ---

PART I  FINANCIAL INFORMATION

        Consolidated Statements of Operations (Unaudited) - Three and Nine
        Periods Ended October 1, 2000 and October 3, 1999..........................................3
        Consolidated Balance Sheets - October 1, 2000 (Unaudited), October 3,
        1999 (Unaudited) and January 2, 2000.......................................................4
        Consolidated Statements of Cash Flows (Unaudited) - Nine Periods Ended
        October 1, 2000 and October 3, 1999........................................................5
        Notes to Consolidated Financial Statements (Unaudited).....................................6
        Management's Discussion and Analysis of Financial Condition and Results of Operations.....16
        Quantitative and Qualitative Disclosure about Market Risk.................................28

PART II  OTHER INFORMATION

        Legal Proceedings.........................................................................29
        Defaults Upon Senior Securities...........................................................30
        Exhibits and Reports on Form 8-K..........................................................30

SIGNATURES .......................................................................................31

                         PART I - FINANCIAL INFORMATION

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (Debtor-In-Possession)
                      (in thousands, except per share data)

                                                                                 THREE PERIODS ENDED        NINE PERIODS ENDED
                                                                               -----------------------   -------------------------
                                                                                            RESTATED                    RESTATED
                                                                               OCTOBER 1,   OCTOBER 3,    OCTOBER 1,    OCTOBER 3,
                                                                                 2000          1999          2000          1999
                                                                               ---------   -----------   -----------   -----------
Net sales:
    Operations excluding exiting categories and closed facilities              $ 225,406   $   250,099   $   780,772   $   794,621
    Exiting categories and closed facilities                                      48,932       114,365       254,143       600,216
                                                                               ---------   -----------   -----------   -----------
                                                                                 274,338       364,464     1,034,915     1,394,837
                                                                               ---------   -----------   -----------   -----------
COSTS AND EXPENSES:
    Operations excluding exiting categories and closed facilities                168,024       192,149       561,038       601,202
    Exiting categories and closed facilities                                      60,343        92,755       259,429       529,397
                                                                               ---------   -----------   -----------   -----------
                                                                                 228,367       284,904       820,467     1,130,599
                                                                               ---------   -----------   -----------   -----------
GROSS MARGIN (LOSS) AFTER COST OF MERCHANDISE SOLD AND BUYING AND OCCUPANCY
EXPENSES:
    Operations excluding exiting categories and closed facilities                 57,382        57,950       219,734       193,419
    Exiting categories and closed facilities                                     (11,411)       21,610        (5,286)       70,819
                                                                               ---------   -----------   -----------   -----------
                                                                                  45,971        79,560       214,448       264,238
                                                                               ---------   -----------   -----------   -----------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
    Operations excluding exiting categories and closed facilities                 73,674        94,612       244,899       306,385
    Exiting categories and closed facilities                                      20,826         8,941        78,355       103,583
                                                                               ---------   -----------   -----------   -----------
                                                                                  94,500       103,553       323,254       409,968
                                                                               ---------   -----------   -----------   -----------
Other income, net                                                                   (774)      (39,726)      (14,791)      (47,192)
Restructuring charge (income)                                                       (777)      (14,153)       (2,524)       83,407
Depreciation and amortization:
    Operations excluding exiting categories and closed facilities                  9,469         9,307        28,751        28,665
    Exiting categories and closed facilities                                         126           502           600         4,247
                                                                               ---------   -----------   -----------   -----------
                                                                                   9,595         9,809        29,351        32,912
                                                                               ---------   -----------   -----------   -----------
Reorganization items (income)                                                      5,527         4,391        37,188        (7,981)
                                                                               ---------   -----------   -----------   -----------
Earnings (loss) before interest, income tax, extraordinary
    item and cumulative effect of change in accounting principle                 (62,100)       15,686      (158,030)     (206,876)
Interest expense (contractual interest $16,127, $50,731, $19,577 and $65,923 for the three and nine periods ended October 1, 2000 and October 3, 1999,
    respectively)                                                                  9,088        12,558        29,614        50,419
                                                                               ---------   -----------   -----------   -----------
Earnings (loss) before income tax, extraordinary item and cumulative effect
    of change in accounting principle                                            (71,188)        3,128      (187,644)     (257,295)
Income tax                                                                            --            --            --            --
                                                                               ---------   -----------   -----------   -----------
Earnings (loss) before extraordinary item and cumulative effect of change
    in accounting principle                                                      (71,188)        3,128      (187,644)     (257,295)
Extraordinary loss from early extinguishment of debt                                  --            --            --        (7,851)
Cumulative effect of a change in recording layaway sales                              --            --            --        (6,566)
                                                                               ---------   -----------   -----------   -----------
NET EARNINGS (LOSS)                                                            $ (71,188)  $     3,128   $  (187,644)  $  (271,712)
                                                                               =========   ===========   ===========   ===========
WEIGHTED AVERAGE COMMON SHARES - BASIC AND DILUTED                                99,723        99,724        99,723        99,720
                                                                               =========   ===========   ===========   ===========
EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
Earnings (loss) before extraordinary item and cumulative effect of change in
   accounting principle                                                        $   (0.71)  $      0.03   $     (1.88)  $     (2.58)
Extraordinary loss from early extinguishment of debt                                  --            --            --         (0.08)
Cumulative effect of a change in recording layaway sales                              --            --            --         (0.07)
                                                                               ---------   -----------   -----------   -----------
Net earnings (loss)                                                            $   (0.71)  $      0.03   $     (1.88)  $     (2.73)
                                                                               =========   ===========   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Debtor-In-Possession)
                      (in thousands, except per share data)

                                                                                (UNAUDITED)
                                                                          -------------------------
                                                                                        RESTATED
                                                                          OCTOBER 1,    OCTOBER 3,    JANUARY 2,
                                                                             2000          1999          2000
                                                                          -----------   -----------   -----------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                            $    22,376   $    36,923   $    61,591
     Accounts receivable, net of allowance of $17,545, $17,752 and
         $19,474 respectively                                                   7,906         6,611        13,171
     Inventories                                                              523,968       780,203       642,997
     Prepaid expenses and other assets                                         22,641        78,666        29,135
                                                                          -----------   -----------   -----------
     TOTAL CURRENT ASSETS                                                     576,891       902,403       746,894
                                                                          -----------   -----------   -----------
PROPERTY AND EQUIPMENT:
     Net property and equipment - owned                                       347,253       359,057       353,078
     Net property and equipment - leased                                       12,921        14,012        14,636
     Other assets and deferred charges                                         48,865        62,281        47,336
                                                                          -----------   -----------   -----------
     TOTAL ASSETS                                                         $   985,930   $ 1,337,753   $ 1,161,944
                                                                          ===========   ===========   ===========

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

LIABILITIES NOT SUBJECT TO COMPROMISE:

  CURRENT LIABILITIES:
     Notes payable                                                        $   139,485   $   203,633   $    42,977
     Accounts payable                                                          77,873       112,833        67,318
     Accrued expenses                                                         148,053       168,924       181,860
     State and local sales taxes                                               10,423        16,008        28,737
     Accrued restructuring costs                                                3,197            --            38
     Current maturities of long-term debt                                          --         1,000         1,000
     Current maturities of capitalized lease obligations                           88            --            86
                                                                          -----------   -----------   -----------
     TOTAL CURRENT LIABILITIES                                                379,119       502,398       322,016

  LONG-TERM LIABILITIES:
     Long-term debt                                                            60,000        98,500        98,500
     Capitalized lease obligations                                              2,420            --         2,514
                                                                          -----------   -----------   -----------
     TOTAL LONG-TERM LIABILITIES                                               62,420        98,500       101,014

LIABILITIES SUBJECT TO COMPROMISE                                             749,174       784,371       755,975
                                                                          -----------   -----------   -----------
     TOTAL LIABILITIES                                                      1,190,713     1,385,269     1,179,005
                                                                          -----------   -----------   -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' (DEFICIT) EQUITY:
     Preferred stock, $1 par value, authorized 4,600 shares,
        undesignated as to rate and other rights, none issued                      --            --            --
     Series A Junior Preferred Stock, $1 par value, authorized 1,100
        shares, none issue                                                         --            --            --
     Common stock, $.50 par value, authorized 500,000 shares, issued and
        outstanding 99,906, 100,022 and 100,012 shares, respectively           49,954        50,011        50,006
     Additional paid-in capital                                                 6,017         4,965         6,424
     Deferred compensation                                                       (327)         (800)         (708)
     Accumulated other comprehensive loss                                          --          (869)           --
     Retained (deficit) earnings                                             (260,427)     (100,823)      (72,783)
                                                                          -----------   -----------   -----------
     TOTAL SHAREHOLDERS' (DEFICIT) EQUITY                                    (204,783)      (47,516)      (17,061)
                                                                          -----------   -----------   -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY                 $   985,930   $ 1,337,753   $ 1,161,944
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

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                             (Debtor-In-Possession)
                                 (in thousands)

                                                                                              NINE PERIODS ENDED
                                                                                            ----------------------
                                                                                                        RESTATED
                                                                                            OCTOBER 1,  OCTOBER 3,
                                                                                               2000        1999
                                                                                             ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                $(187,644)  $(271,712)
     Adjustments to reconcile net loss to net cash provided (used) by operating activities:
        Extraordinary items                                                                         --       7,851
        Cumulative effect of a change in accounting principle - layaway sales                       --       6,566
        Depreciation and amortization                                                           34,317      41,777
        Net gain on sale of property and equipment                                              (4,423)    (28,357)
        Provision for restricted cash                                                               --       8,819
        Write-down of property and equipment due to restructuring                                   --      16,809
        Reorganization items                                                                    37,188      (7,981)
        Changes in assets and liabilities:
           Accounts receivable                                                                   5,265      16,885
           Inventories                                                                         119,029     119,594
           Prepaid expenses and other assets                                                    (2,707)    (46,349)
           Accounts payable                                                                     17,465      75,209
           Accrued expenses and state and local sales taxes                                    (73,369)     (4,105)
           Accrued restructuring costs                                                         (10,967)     48,175
           Income taxes                                                                             --      10,769
                                                                                             ---------   ---------
           NET CASH USED BY OPERATING ACTIVITIES                                               (65,846)     (6,050)
                                                                                             ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment - owned                                               (44,559)    (10,540)
     Proceeds from sale of property and equipment                                                8,723      47,978
     Proceeds from sale of property and equipment - reorganization                              27,307       4,592
     Restricted cash and other assets, net                                                      (8,451)     (2,709)
                                                                                             ---------   ---------

           NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                    (16,980)     39,321
                                                                                             ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Short-term borrowings, net                                                                 96,508      47,633
     Repayment of long-term debt                                                               (49,542)   (148,175)
     Repayment of capitalized lease obligations                                                 (3,199)     (5,244)
     Debt issuance costs                                                                            --     (18,574)
     Debt issuance costs - reorganization                                                           --      (3,750)
     Exercise of stock options (forfeiture of restricted stock), net                              (156)     (1,987)
                                                                                             ---------   ---------
           NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                     43,611    (130,097)
                                                                                             ---------   ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                      (39,215)    (96,826)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                 61,591     133,749
                                                                                             ---------   ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                    $  22,376   $  36,923
                                                                                             =========   =========

SUPPLEMENTAL DATA:
     Cash paid (received) during the period for:
        Interest                                                                             $  15,369   $  38,687
        Income taxes                                                                         $    (270)  $ (18,903)
        Reorganization items                                                                 $  21,016   $  14,970

The accompanying notes are an integral part of these consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   FOR THE NINE PERIODS ENDED OCTOBER 1, 2000

A. FINANCIAL STATEMENT PRESENTATION AND GOING CONCERN MATTERS

         The consolidated financial statements except for the consolidated balance sheet as of January 2, 2000, have been prepared by the Company without audit.

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

         As described in Note L, a change in accounting principle regarding layaway sales was adopted during the quarter ended January 2, 2000. The consolidated financial statements as of and for the nine periods ended October 3, 1999 have been restated to reflect the effect of the retroactive application of the change to January 4, 1999.

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

         The Company's recent losses and the Chapter 11 Cases (as defined) raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, (i) the Company's ability to comply with its debtor-in-possession to exit financing agreements, (ii) the Company's ability to implement its 2000 business plan; (iii) confirmation of a plan of reorganization under the Bankruptcy Code, (iv) the Company's ability to achieve profitable operations after such confirmation, and (v) the Company's ability to generate sufficient cash from operations to meet its obligations.

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

         On February 21, 2000, the Company's Board of Directors approved its 2000 Business Plan, which contemplates: (i) an expansion of jewelry and jewelry related products; (ii) a more targeted selection of those categories that have historically performed well and have an affinity to jewelry and an exit from certain unprofitable hardline categories; (iii) the convergence of the Company's in-store and Internet environment; (iv) the reduction of selling and warehouse spaces within the Company's stores to adjust for the new merchandise mix, which allows for the anticipated subleasing of excess space; and (v) the rationalization of the Company's overhead structure, logistics network and stores/field organization to generate anticipated cost savings. The execution and success of the 2000 Business Plan is subject to numerous risks and uncertainties.

         Pursuant to the 2000 Business Plan, the Company will feature an expanded offering of jewelry and jewelry-related products, with the bulk of the expansion in diamonds. In addition to jewelry, the Company will focus on home products categories that have performed well and which generate cross-selling opportunities with jewelry. The Company has exited certain unprofitable categories, including toys, juvenile, sporting goods and most electronics. As a multi-channel specialty retailer, the Company has included as part of the 2000 Business Plan the planned convergence of the Internet and store selling environments. Each store will feature Internet kiosks that will provide immediate access to the Company's web site, www.servicemerchandise.com, its bridal and gift registry and its store directory.

         The Company intends to reconfigure its stores to feature less overall selling square footage (approximately 18,000 square feet as compared to 27,000 square feet), but increase square footage for jewelry. The excess store space will be available for sub-leasing or other real estate transactions. Approximately seventy stores are scheduled for total refurbishment and upgrade to an expanded jewelry selling area in 2000 while the balance will undergo a more limited capital improvement remodel during 2000. As of October 1, 2000, the refurbishment and preparation for subleasing of sixty-three stores was substantially complete, with an additional nine under construction. Up to an additional eighty-three stores are scheduled for refurbishment in 2001. The Company's ability to complete this program depends upon the achievement of satisfactory subleasing results and is subject to other known and unknown risks and uncertainties, including those set forth below under "Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995."

         Although the Company plans to continue operating substantially all of its 221 stores, it has closed its distribution centers in Montgomery, New York and intends to close in January 2001 its distribution center in Orlando, Florida. As part of the 2000 Business Plan, the Company has reduced its workforce at its corporate offices, its distribution centers and its stores resulting in the elimination of approximately 5,000 positions.

         The Company continues to review its business strategy, which may include additional store closings, changes in merchandise assortments, changes in distribution networks and overhead costs, and is considering various options with respect to the Restated Retirement Plan, the Executive Security Plan and the Savings and Investment Plan, which may include reinstatement, amendments, termination or substitution of such plans, among other things.

         The Company has historically incurred a net loss for the first three quarters of the year because of the seasonality of its business. The results of operations for the nine periods ended October 1, 2000 and October 3, 1999 are not necessarily indicative of the operating results for an entire fiscal year.

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

C. RESTRUCTURING PLANS

         1997 RESTRUCTURING PLAN

         On March 25, 1997, the Company adopted a business restructuring plan to close up to 60 under performing stores and one distribution center. As a result, a pre-tax charge of $129.5 million for restructuring costs was taken in the first quarter of fiscal 1997. The remaining component of the restructuring charge accrual and an analysis of the change in the accrual for the nine periods ended October 1, 2000 are outlined in the following table:

                                                                   ACTIVITY
                                                           --------------------------
                                               ACCRUED                                     ACCRUED
                                            RESTRUCTURING                               RESTRUCTURING
                                             COSTS AS OF                                 COSTS AS OF
                                              JANUARY 2,   RESTRUCTURING    CHANGE IN     OCTOBER 1,
                                                 2000        COSTS PAID     ESTIMATE         2000
                                                 ----        ----------     --------         ----
                                                                  (in thousands)
Lease termination and other real estate         $7,894         $(38)         $(136)         $7,720
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

         The Company experienced lower than expected expenses in lease termination and disposition of closed stores for the nine periods ended October 1, 2000. As a result the Company reduced its estimate for these costs by $0.1 million.

         The leases remaining on closed locations as of October 1, 2000 vary in length with expiration dates ranging from February 2001 to February 2015.

         RATIONALIZATION PLAN

         In February 1999, the Company announced a rationalization plan to close up to 132 stores and up to four distribution centers and to reduce corporate overhead. On March 8, 1999, as part of the Rationalization Plan and prior to the filing of the involuntary bankruptcy petition, the Board of Directors approved the adoption of a business restructuring plan to close 106 stores and the Dallas distribution center and to reduce the Company's workforce at its Nashville corporate offices by 150 employees. As a result, a pre-tax charge of $99.5 million for restructuring costs was recorded in the first quarter of 1999. On March 29, 1999 and in connection with the Chapter 11 Cases, store leases under this plan were approved for rejection by the Bankruptcy Court. The remaining components of the restructuring charge accrual and an analysis of the change in the accrual for the nine periods ended October 1, 2000 are outlined in the following table:

                                                                   ACTIVITY
                                                           --------------------------
                                               ACCRUED                                     ACCRUED
                                            RESTRUCTURING                               RESTRUCTURING
                                             COSTS AS OF                                 COSTS AS OF
                                              JANUARY 2,   RESTRUCTURING    CHANGE IN     OCTOBER 1,
                                                 2000        COSTS PAID     ESTIMATE         2000
                                                 ----        ----------     --------         ----
                                                                   (in thousands)
Lease termination and other real estate costs  $ 38,315       $(1,564)       $(2,563)       $34,188
Employee severance                                  478          (578)           175             75
                                               --------       -------        -------        -------
Total                                          $ 38,793       $(2,142)       $(2,388)       $34,263
                                               ========       =======        =======        =======


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

         The Company experienced lower than expected expenses in lease termination and disposition of closed stores for the nine periods ended October 1, 2000. As a result the Company reduced its estimate for these costs by $2.4 million.

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

         The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below.

                                              OCTOBER 1,       OCTOBER 3,
                                                 2000             1999
                                               --------         --------
                                                    (in thousands)
         Accounts payable                      $196,787         $190,749
         Accrued expenses                        67,710           67,376
         Accrued restructuring costs:
             1997 Restructuring Plan              7,720            8,109
             1999 Rationalization Plan           34,263           47,246
         Long-term debt                         419,465          439,558
         Capitalized lease obligations           23,229           31,333
                                               --------         --------
                                               $749,174         $784,371
                                               ========         ========

Contractual interest expense not accrued or recorded on certain pre-petition debt totaled $21.1 million and $15.5 million for the nine periods ended October 1, 2000 and October 3, 1999, respectively, and $7.0 million and $7.0 million for the three periods ended October 1, 2000 and October 3, 1999, respectively.

E. REORGANIZATION ITEMS

         Expenses and income directly incurred or realized as a result of the Chapter 11 Cases have been segregated from the normal operations and are disclosed separately. The major components are as follows:

                                                   THREE PERIODS     THREE PERIODS
                                                        ENDED            ENDED
                                                     OCTOBER 1,        OCTOBER 3,
(in thousands)                                          2000              1999
                                                      --------          --------
Professional fees and administrative items            $  9,375          $  7,197
Gain on disposal of assets                              (4,321)             (270)
Store closing costs                                        473            (2,536)
                                                      --------          --------
Total reorganization items expense                    $  5,527          $  4,391
                                                      ========          ========



                                                    NINE PERIODS      NINE PERIODS
                                                        ENDED            ENDED
                                                     OCTOBER 1,        OCTOBER 3,
(in thousands)                                          2000              1999
                                                      --------          --------
Reduction of accrued rent for rejected leases         $     --          $(45,981)
Professional fees and administrative items              25,889            16,494
(Gain) loss on disposal of assets                       (2,361)           10,019
Store closing costs                                      4,237            11,487
Severance                                                9,423                --
                                                      --------          --------
Total reorganization items expense (income)           $ 37,188          $ (7,981)
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

         (GAIN) LOSS ON DISPOSAL OF ASSETS:

         (Gain) loss on disposal of assets consists of gains and losses associated with the sale of four parcels of real property, sale of a distribution center, sale of certain assets of one of the Company's subsidiaries, B.A. Pargh Co., Inc. and disposition of displaced fixtures and equipment from remodeled stores under the 2000 Business Plan.

         STORE CLOSING COSTS:

         Store closing costs include rent, common area maintenance, utilities, asset write-downs and real estate taxes offset by other income resulting from store dispositions. Rent amounts have been adjusted to reflect the reduction allowed under Section 502(b)(6) of the Bankruptcy Code.

         SEVERANCE:

         Severance costs arise from workforce reductions at the corporate offices, distribution centers and stores as a part of the 2000 Business Plan.

F. BORROWINGS

         This note contains information regarding the Company's short-term borrowings and long-term debt as of October 1, 2000.

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

         On April 14, 2000, the Company entered into a four year, $600.0 million fully committed asset-based debtor-in-possession and emergence credit facility (the "DIP to Exit Facility") which replaced the DIP Facility. The Bankruptcy Court approved the DIP to Exit Facility on April 4, 2000. The DIP to Exit Facility matures on April 14, 2004, and includes $60.0 million in term loans and up to a maximum of $540.0 million in revolving loans including a $150.0 million sub-facility for letters of credit. Interest rate spreads on the DIP to Exit Facility are initially LIBOR + 2.50% on Eurodollar loans and Prime Rate + 0.75% on Alternate Base Rate loans. After the first quarter of 2001, these spreads are subject to quarterly adjustment pursuant to a pricing grid based on availability and financial performance, with ranges of 200 to 275 basis points over LIBOR and 25 to 100 basis points over prime rate. Short-term borrowings under the revolver of the DIP to Exit Facility were $139.5 million as of October 1, 2000. Outstanding borrowings under the term loan of the DIP to Exit Facility were $60.0 million as of October 1, 2000. There is a commitment fee of 0.375% on the undrawn portion of the revolving loans under the DIP to Exit Facility.

         Borrowings under the DIP to Exit Facility are secured by all material unencumbered assets of the Company and its subsidiaries, including inventory, but excluding previously mortgaged property. Borrowings under the DIP to Exit Facility are limited based on a borrowing base formula, which considers eligible inventories, eligible accounts receivable, mortgage values on eligible real properties, eligible leasehold interests, available cash equivalents and in-transit cash. Availability under the facility continues unless the Company breaches the financial covenants for the DIP to Exit facility. As of October 1, 2000, the Company was in compliance with its financial covenants.

G. EARNINGS PER SHARE

         Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the reported period. Diluted net earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period plus incremental shares that would have been outstanding upon the assumed vesting of dilutive restricted stock and the assumed exercise of dilutive stock options. As of October 1, 2000, all outstanding restricted stock and stock options are considered anti-dilutive. For the nine periods ended October 3, 1999 all outstanding restricted stock and stock options are considered anti-dilutive. For the three periods ended October 3, 1999 certain restricted stock and stock options were dilutive, but were not considered material.

H. PREPAID EXPENSES AND OTHER ASSETS

         Prepaid expenses and other assets for the Company were $22.6 million as of October 1, 2000 compared to $78.7 million as of October 3, 1999. The decrease was primarily due to the reduction of cash in advance payments to purchase inventory and a reduction in assets held for sale.

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

         On December 6, 1999, the Bankruptcy Court entered an order dismissing the Company's complaint. On December 16, 1999, the Company filed a motion asking the Court to clarify the order issued on December 6, 1999, and to grant the Company leave to file an amended complaint (the "Company's Motion"). On January 11, 2000, WFNNB responded with an objection to the Company's Motion. On February 22, 2000, the Bankruptcy Court entered an order granting the Company's Motion and the Company filed an amended complaint. On April 24, 2000, WFNNB filed a motion to dismiss this amended complaint. The Company responded to the motion to dismiss and filed a cross-motion seeking to treat its amended complaint as an objection to WFNNB's proof of claim. On October 24, 2000, the Bankruptcy Court heard oral arguments on WFNNB's motion to dismiss and the Company's cross-motion. The court has taken the motions under advisement.

         The Company was involved in litigation, investigations and various legal matters during the nine periods ended October 1, 2000, which are being defended and handled in the ordinary course of business. While the ultimate results of these matters cannot be determined or predicted, management believes that they will not have a material adverse effect on the Company's results of operations or financial position. Any potential liability may be affected by the Chapter 11 Cases.

K. SEGMENT REPORTING

         The Company manages its business on the basis of one reportable segment. As of October 1, 2000, all of the Company's operations are located within the United States. The following data is presented in accordance with SFAS No. 131 for all periods presented.

CLASSES OF SIMILAR PRODUCTS:   THREE PERIODS ENDED         NINE PERIODS ENDED
                             -----------------------    -------------------------
                             OCTOBER 1,   OCTOBER 3,     OCTOBER 1,    OCTOBER 3,
                                2000         1999          2000           1999
                              --------     --------     ----------     ----------
Net Sales (in thousands):
     Home products            $165,782     $242,546     $  652,636     $  930,930
     Jewelry                   108,556      121,918        382,279        463,907
                              --------     --------     ----------     ----------
          Total Net Sales     $274,338     $364,464     $1,034,915     $1,394,837
                              ========     ========     ==========     ==========

L. LAYAWAY SALES

         The Company adopted the Securities and Exchange Commission's Staff Accounting Bulletin: No. 101 Revenue Recognition in Financial Statements during fiscal 1999. As a result, the Company changed its method of accounting for layaway sales to recognize layaway sales upon delivery of merchandise to the customer. Layaway sales in prior periods were recognized when the initial deposit was received. The amount of cash received upon initiation of the layaway is recorded as a deposit liability within accrued expenses. The cumulative effect of the change for periods prior to fiscal 1999 is an increase in net loss of $6.6 million or ($0.07) per share. The restated amounts below reflect the effect of the retroactive application of the accounting change on the Consolidated Financial Statements as of and for the three and nine periods ended October 3, 1999.

                                                        THREE PERIODS   NINE PERIODS
                                                            ENDED           ENDED
                                                          OCTOBER 3,      OCTOBER 3,
(in thousands, except per share data)                        1999            1999
                                                          ---------      -----------
Net sales as originally reported                          $ 366,485      $ 1,395,258
Effect of change in accounting for layaway sales             (2,021)            (421)
                                                          ---------      -----------
Net sales as restated                                     $ 364,464      $ 1,394,837
                                                          =========      ===========
Gross margin as originally reported(a)                    $  80,399      $   264,419
Effect of change in accounting for layaway sales               (839)            (181)
                                                          ---------      -----------
Gross margin as restated                                  $  79,560      $   264,238
                                                          =========      ===========
Net income/(loss) as originally reported                  $   3,967      $  (264,965)
Effect of change in accounting for layaway sales               (839)            (181)
Extraordinary loss                                               --            7,851
                                                          ---------      -----------
Income/(loss) before cumulative effect of change in
accounting principle and extraordinary loss as
     restated                                                 3,128         (257,295)
Extraordinary loss                                               --           (7,851)
Cumulative effect of change in accounting for
     layaway sales                                               --           (6,566)
                                                          ---------      -----------
Net income/(loss) as restated                             $   3,128      $  (271,712)
                                                          =========      ===========

Per common share - basic and diluted
Net loss as originally reported                           $    0.04      $     (2.66)
Effect of change in accounting for layaway sales              (0.01)           (0.00)
Extraordinary loss                                               --             0.08
                                                          ---------      -----------
Loss before cumulative effect and extraordinary
     loss as restated                                          0.03            (2.58)
Extraordinary loss                                               --            (0.08)
Cumulative effect of change in accounting for
     layaway sales                                               --            (0.07)
                                                          ---------      -----------
Net loss as restated                                      $    0.03      $     (2.73)
                                                          =========      ===========

(a) Gross margin after costs and expenses

                                                          OCTOBER 3,
                                                             1999
                                                          ---------
Accounts receivable as originally reported                $  18,742
Effect of change in accounting for layaway sales            (12,131)
                                                          ---------
Accounts receivable as restated                           $   6,611
                                                          =========
Inventories as originally reported                        $ 772,299
Effect of change in accounting for layaway sales              7,904
                                                          ---------
Inventories as restated                                   $ 780,203
                                                          =========
Accrued expenses as originally reported                   $ 166,404
Effect of change in accounting for layaway sales              2,520
                                                          ---------
Accrued expenses as restated                              $ 168,924
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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This report includes certain forward-looking statements (statements other than solely with respect to historical fact, including statements relating to the Company's 2000 Business Plan, its expected plan of reorganization and anticipated availability under the DIP to Exit Facility) based upon management's beliefs, as well as assumptions made by and data currently available to management. This information has been, or in the future may be, included in reliance on the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on a variety of assumptions that may not be realized and are subject to significant business, economic, judicial and competitive uncertainties and potential contingencies, including those set forth below, many of which are beyond the Company's control. Actual results may differ materially from those anticipated in any such forward-looking statements. The Company undertakes no obligation to update or revise any such forward-looking statements.

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

OVERVIEW

         The Company, with 221 stores in 32 states at October 1, 2000, is one of the nation's largest retailers of jewelry and offers a selection of brand-name home products and other product lines. During the year ended January 2, 2000 ("fiscal 1999"), the Company repositioned its product offerings to focus on value pricing and a broad selection of jewelry and home products. These remerchandising efforts were based on perceived customer expectations of entry level price points and a large selection within each product assortment. The Company also revised its media strategy during fiscal 1999 to employ TV, radio and print (including a seasonal sourcebook) campaigns in a coordinated effort to build awareness, prospect for new customers and drive customer traffic.

         On February 21, 2000, the Company's Board of Directors approved its 2000 Business Plan. Key components of the 2000 Business Plan include exiting certain hardlines categories, including toys, juvenile, sporting goods, most consumer electronics and most indoor furniture. As part of the 2000 Business Plan, the Company has eliminated approximately 5,000 positions including approximately 350 distribution center and 200 corporate positions. The Company announced an initiative to reformat its existing stores as part of the 2000 Business Plan, which would result in excess store space becoming available for subleasing or other real estate transactions. The Company's strategy also contemplates the convergence of the Internet and store selling environments. Each store will feature Internet kiosks that will provide immediate access to the Company's web site, www.servicemerchandise.com, its bridal and gift registry, and its store directory.

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

The Bankruptcy Court approved the DIP to Exit Facility on April 4, 2000. The DIP to Exit Facility matures on April 14, 2004, and includes $60.0 million in term loans and up to a maximum of $540.0 million in revolving loans including a $150.0 million sub-facility for letters of credit. Interest rate spreads on the DIP to Exit Facility are initially LIBOR + 2.50% on Eurodollar loans and Prime Rate + 0.75% on Alternate Base Rate loans. After the first quarter of 2001, these spreads are subject to quarterly adjustment pursuant to a pricing grid based on availability and financial performance, with ranges of 200 to 275 basis points over LIBOR and 25 to 100 basis points over Prime Rate. Short-term borrowings under the revolver of the the DIP to Exit Facility were $139.5 million as of October 1, 2000. Outstanding borrowings under the term loan of the DIP to Exit Facility were $60 million as of October 1, 2000. There is a commitment fee of 0.375% on the undrawn portion of the revolving loans under the DIP to Exit Facility.

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

         The Company has filed over 200 motions in the Chapter 11 Cases whereby it was granted authority or approval with respect to various items required by the Bankruptcy Code and/or necessary for the Company's reorganizational efforts. During the nine-month period ended October 1, 2000, these motions pertained to, among other things, (i) implementation of employee retention and incentive programs, (ii) provision of adequate protection to certain secured creditors,
(iii) approval of a new debtor-in-possession financing facility which may be converted to an exit financing facility, (iv) authorizing the Company to pay certain prepetition oversecured tax obligations, (v) establishing notification procedures with respect to the trading of claims against the Company, (vi) authorizing the wind-up of Ser-Plus, a non-debtor affiliate of the Company,
(vii) and approving various leasing and subleasing transactions related to the Company's real estate initiatives.

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

         Pursuant to the 2000 Business Plan, the Company will feature an expanded offering of jewelry and jewelry-related products, with the bulk of the expansion in diamonds. In addition to jewelry, the Company will focus on home products categories that have performed well and which generate cross-selling opportunities with jewelry. The Company has exited certain unprofitable categories, including toys, most electronics and sporting goods. As a multi-channel specialty retailer, the Company has included as part of the 2000 Business Plan the planned convergence of the Internet and store selling environments. Each store will feature Internet kiosks that will provide immediate access to the Company's web site, www.servicemerchandise.com, its bridal and gift registry and its store directory.

         The Company intends to reconfigure its stores to feature less overall selling square footage (approximately 18,000 square feet as compared to 27,000 square feet), but increase square footage for jewelry. The excess store space will be available for sub-leasing or other real estate transactions. Approximately seventy stores are scheduled for total refurbishment and upgrade to an expanded jewelry selling area in 2000 while the balance will undergo a more limited capital improvement remodel during 2000. As of October 1, 2000, the refurbishment and preparation for subleasing of sixty-three stores was substantially complete, with an additional nine under construction. Up to an additional eighty-three stores are scheduled for refurbishment in 2001. The Company's ability to complete this program depends upon the achievement of satisfactory subleasing results and is subject to other known and unknown risks and uncertainties, including those set forth above under "Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995."

         Although the Company plans to continue operating substantially all of its 221 stores, it has closed its distribution centers in Montgomery, New York and intends to close in January 2001 its distribution center in Orlando, Florida. As part of the 2000 Business Plan, the Company has reduced its workforce at its corporate offices, its distribution centers and its stores resulting in the elimination of approximately 5,000 positions. The Company's ability to successfully complete the sub-leasing or other real estate transactions according to the 2000 Business Plan is subject to known and unknown risk factors as listed above under "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995."

         To support the 2000 Business Plan, on April 14, 2000, the Company entered into the DIP to Exit Facility which replaced the DIP Facility. See Note F of the Notes to the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

THREE PERIODS ENDED OCTOBER 1, 2000 COMPARED TO THREE PERIODS ENDED OCTOBER 3, 1999

         The consolidated statements of operations line item "Exiting categories and closed facilities" represents activity specifically identifiable to inventory liquidations conducted in conjunction with (1) the Company's Restructuring Plan; (2) the Company's Rationalization Plan and (3) the exiting of toys, juvenile, sporting goods, most consumer electronics, most indoor furniture and other merchandise categories as part of the 2000 Business Plan. All activity for these items is classified in "Exiting categories and closed facilities." Prior year amounts reflect operating results for these same facilities and merchandise classifications. Selling, general and administrative expenses for exiting categories and closed facilities do not include any allocation of corporate overhead.

         The Company's business is highly seasonal with a significant portion of its sales occurring in the fourth quarter. Fourth quarter net sales accounted for 37.5% and 40.6% of total net sales in fiscal 1999 and 1998, respectively.

NET SALES

         Net sales for the Company were $274.3 million for the three periods ended October 1, 2000 compared to $364.5 million for the three periods ended October 3, 1999. The decline in net sales was primarily due to the closure of 127 stores as a result of the restructuring and remerchandising activities in fiscal 1999.

         Net sales from operations excluding exiting categories and closed facilities were $225.4 million for the three periods ended October 1, 2000 compared to $250.1 million for the three periods ended October 3, 1999. Comparable store sales for home products were down 8.9% compared to the three periods ended October 3, 1999, and jewelry comparable store sales were down 12.4%. The jewelry comparable sales decrease was led by declines in watches/accessories and diamonds. The home products comparable sales performance was driven by declines in photo, floor care and appliances.

         Net sales from exiting categories and closed facilities were $48.9 million for the three periods ended October 1, 2000 compared to $114.4 million for the three periods ended October 3, 1999. Sales from exiting categories and closed facilities decreased primarily due to the fact that the three periods ended October 3, 1999 reflects the sales of 127 stores that were closed by July 31, 1999. The three periods ended October 1, 2000 sales reflect primarily the discontinued merchandise categories of toys, juvenile, sporting goods and most consumer electronics.

GROSS MARGIN

         Gross margin was $46.0 million for the three periods ended October 1, 2000 as compared to $79.6 million in the three periods ended October 3, 1999. The decrease in gross margin was primarily due to a decrease in sales.

         Gross margin after costs and expenses and excluding exiting categories and closed facilities was $57.4 million or 25.5% of net sales for the three periods ended October 1, 2000, compared to $58.0 million or 23.2% of net sales for the three periods ended October 3, 1999. The margin increase was primarily due to a shift to higher margin merchandise assortments.

         Gross margin (loss) after costs and expenses for exiting categories and closed facilities was $(11.4) million, or (23.3%) of net sales for the three periods ended October 1, 2000 compared to $21.6 million, or 18.9% of net sales for the three periods ended October 3, 1999. The margin decrease was primarily the result of sales and margin declines associated with the discontinued merchandise categories of toys, juvenile, sporting goods and most consumer electronics.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses declined $9.1 million in the three periods ended October 1, 2000 to $94.5 million from $103.6 million in the three periods ended October 3, 1999. The decline was primarily due to store closures, corporate downsizing and overhead reduction efforts.

         Selling, general and administrative expenses were $73.7 million or 32.7% of net sales from operations excluding exiting categories and closed facilities for the three periods ended October 1, 2000 compared to $94.6 million or 37.8% of net sales from operations excluding exiting categories and closed facilities for the three periods ended October 3, 1999. The decrease was attributable to a decrease in employment costs and other selling, general and administrative expenses primarily due to corporate downsizing and overhead reduction efforts.

         Selling, general and administrative expenses for exiting categories and closed facilities were $20.8 million or 42.6% of net sales from operations for exiting categories and closed facilities for the three periods ended October 1, 2000 compared to $8.9 million or 7.8% of net sales from operations for exiting categories and closed facilities for the three periods ended October 3, 1999. The increase was attributable to increases in other selling, general and administrative expenses primarily due to inventory clearance sales and remerchandising activities.

OTHER INCOME, NET

         The net gain on dispositions of property and leases recorded for the three periods ended October 1, 2000 was $0.7 million, as compared to $39.7 million for the three periods ended October 3, 1999. The gain for the three periods ended October 1, 2000 included amounts realized from the completion of one leased auction property compared to 16 owned and 33 leased auction properties for the three periods ended October 3, 1999.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization on owned and leased property and equipment was $9.6 million for the three periods ended October 1, 2000 as compared to $9.8 million for the three periods ended October 3, 1999. The decrease of 2.1% was primarily attributable to store closures.

INTEREST EXPENSE

         Interest expense for the three periods ended October 1, 2000 was $9.1 million as compared to $12.6 million for the three periods ended October 3, 1999. The decline in interest expense primarily relates to lower average borrowings offset in part by higher average interest rates.

INCOME TAXES

         The Company did not recognize an income tax benefit due to the recording of a deferred tax asset valuation allowance. Deferred taxes are recognized to reflect the estimated future utilization of temporary book/tax differences. The Company has recorded a full valuation allowance on net deferred tax assets as realization of such assets in future years is uncertain. Management does not believe it is more likely than not the Company will realize the deferred tax asset.

NINE PERIODS ENDED OCTOBER 1, 2000 COMPARED TO NINE PERIODS ENDED OCTOBER 3,
1999

NET SALES

         Net sales for the Company were $1,034.9 million for the first nine periods of 2000 compared to $1,394.8 million for the first nine periods of 1999. The decline in net sales was primarily due to the closure of 127 stores as a result of the restructuring and remerchandising activities in fiscal 1999.

         Net sales from operations excluding exiting categories and closed facilities were $780.8 million for the first nine periods of 2000 compared to $794.6 million for the first nine periods of 1999. Comparable store sales for home products were down 5.1% as compared to the first nine periods of 1999, and jewelry comparable sales were up 1.7%. The jewelry comparable sales increase was driven by strong performance in Jewelry Special Events which offset declines in watches/accessories and gold. Home products comparable sales performance was driven by declines in photo, floor care and tabletop/gifts.

         Net sales from exiting categories and closed facilities were $254.1 million for the first nine periods of 2000 compared to $600.2 million for the first nine periods of 1999. Sales from exiting categories and closed facilities decreased primarily due to the fact that first quarter 1999 reflects the sales of 127 stores that were closed by July 31, 1999 and were not reflected in the first nine periods of 2000. The first nine periods of 2000 sales reflect primarily the discontinued merchandise categories of toys, juvenile, sporting goods, most consumer electronics and other merchandising categories.

GROSS MARGIN

         Gross margin was $214.5 million for the first nine periods of 2000 compared to $264.2 million for the first nine periods of 1999. The decrease was primarily due to a $359.9 million decline in sales, partially offset by a $310.1 million decrease in cost of goods sold.

         Gross margin after costs and expenses and excluding exiting categories and closed facilities was $219.7 million or 28.1% of net sales for the first nine periods of 2000, compared to $193.4 million or 24.3% of net sales for the first nine periods of 1999. The margin increase was primarily due to increased jewelry sales and a shift to higher margin merchandise assortments.

         Gross margin (loss) after costs and expenses for exiting categories and closed facilities was $(5.3) million, or (2.1%) of net sales for the first nine periods of 2000, compared to $70.8 million, or 11.8% of net sales for the first nine periods of 1999. The margin decrease was primarily a result of decreased sales. The decrease in the rate was attributable to inventory clearance sales.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses decreased $86.7 million in the first nine periods of 2000 to $323.3 million from $410.0 million in the first nine periods of 1999. The decline was primarily due to store closures, corporate downsizing and overhead reduction efforts.

         Selling, general and administrative expenses were $244.9 million or 31.4% of net sales from operations excluding exiting categories and closed facilities for the first nine periods of 2000 compared to $306.4 million or 38.6% of net sales from operations excluding exiting categories and closed facilities for the first nine periods of 1999. The decrease was attributable to a decrease in employment costs and other selling, general and administrative expenses primarily due to corporate downsizing and overhead reduction efforts.

         Selling, general and administrative expenses for exiting categories and closed facilities were $78.4 million or 30.8% of net sales from operations for exiting categories and closed facilities for the first nine periods of 2000 compared to $103.6 million or 17.3% of net sales from operations for exiting categories and closed facilities for the first nine periods of 1999. The decrease was attributable to decreases in employment costs and other selling, general and administrative expenses primarily due to store closures.

OTHER INCOME, NET

         The net gain on dispositions of property and leases recorded for the first nine periods of 2000 was $14.8 million, as compared to $47.2 million for the first nine periods in 1999. The gain for the first nine periods of 2000 includes amounts realized from the completion of the auction property sale of 10 owned and 14 leased properties compared to 16 owned and 33 leased auction properties for the first nine periods of 1999.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization on owned and leased property and equipment was $29.4 million for the first nine periods of 2000 as compared to $32.9 million for the first nine periods of 1999. The decrease of 10.6% was primarily attributable to store closures.

INTEREST EXPENSE

         Interest expense for the first nine periods of 2000 was $29.6 million as compared to $50.4 million for the first nine periods of 1999. Interest expense decreased due to lower average borrowings offset in part by higher average interest rates, and, as a result of the filing of the Chapter 11 Cases, the Company ceased accruing interest on the 8 3/8% Senior Notes and 9% Senior Subordinated Debentures on March 15, 1999.

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

EXTRAORDINARY ITEM

         An extraordinary loss on the early extinguishment of debt was recorded in the amount of $7.9 million during the first nine periods of 1999. This charge related to the write-off of deferred financing charges paid in conjunction with the Company's prior Amended and Restated Credit Facility and Second Amended and Restated Credit Facility upon the consummation of the DIP Facility.

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

1997 RESTRUCTURING PLAN

         On March 25, 1997, the Company adopted a business restructuring plan to close up to 60 under performing stores and one distribution center. As a result, a pre-tax charge of $129.5 million for restructuring costs was taken in the first quarter of fiscal 1997. The remaining component of the restructuring charge accrual and an analysis of the change in the accrual for the nine periods ended October 1, 2000 are outlined in the following table:

                                                                   ACTIVITY
                                                           --------------------------
                                               ACCRUED                                     ACCRUED
                                            RESTRUCTURING                               RESTRUCTURING
                                             COSTS AS OF                                 COSTS AS OF
                                              JANUARY 2,   RESTRUCTURING    CHANGE IN     OCTOBER 1,
                                                 2000        COSTS PAID     ESTIMATE         2000
                                                 ----        ----------     --------         ----
                                                                   (in thousands)
Lease termination and other real estate costs  $7,894          $ (38)        $ (136)        $7,720
                                               ======          =====         ======         ======

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

         The Company experienced lower than expected expenses in lease termination and disposition of closed stores for the nine periods ended October 1, 2000. As a result the Company reduced its estimate for these costs by $0.1 million.

         The leases remaining on closed locations as of October 1, 2000 vary in length with expiration dates ranging from February 2001 to February 2015.

RATIONALIZATION PLAN

         In February 1999, the Company announced a rationalization plan to close up to 132 stores and up to four distribution centers and to reduce corporate overhead. On March 8, 1999, as part of the Rationalization Plan and prior to the filing of the involuntary bankruptcy petition, the Board of Directors approved the adoption of a business restructuring plan to close 106 stores and the Dallas distribution center and to reduce the Company's workforce at its Nashville corporate offices by 150 employees. As a result, a pre-tax charge of $99.5 million for restructuring costs was recorded in the first quarter of 1999. On March 29, 1999 and in connection with the Chapter 11 Cases, store leases under this plan were approved for rejection by the Bankruptcy Court. The remaining components of the restructuring charge accrual and an analysis of the change in the accrual for the nine periods ended October 1, 2000 are outlined in the following table:

                                                                   ACTIVITY
                                                           --------------------------
                                               ACCRUED                                     ACCRUED
                                            RESTRUCTURING                               RESTRUCTURING
                                             COSTS AS OF                                 COSTS AS OF
                                              JANUARY 2,   RESTRUCTURING    CHANGE IN     OCTOBER 1,
                                                 2000        COSTS PAID     ESTIMATE         2000
                                                 ----        ----------     --------         ----
                                                                   (in thousands)
Lease termination and other real estate costs   $38,315      $ (1,564)      $ (2,563)        $34,188
Employee severance                                  478          (578)           175              75
                                                -------      --------       --------         -------
Total                                           $38,793      $ (2,142)      $ (2,388)        $34,263
                                                =======      ========       ========         =======

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

         The Company experienced lower than expected expenses in lease termination and disposition of closed stores for the nine periods ended October 1, 2000. As a result the Company reduced its estimate for these costs by $2.4 million.

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

         On April 14, 2000, the Company entered into a four year, $600.0 million fully committed asset-based debtor-in-possession and emergence credit facility (the "DIP to Exit Facility") which replaced the DIP Facility. The Bankruptcy Court approved the DIP to Exit Facility on April 4, 2000. The DIP to Exit Facility matures on April 14, 2004, and includes $60.0 million in term loans and up to a maximum of $540.0 million in revolving loans including a $150.0 million sub-facility for letters of credit. Interest rate spreads on the DIP to Exit Facility are initially LIBOR + 2.50% on Eurodollar loans and Prime Rate + 0.75% on Alternate Base Rate loans. After the first quarter of 2001, these spreads are subject to quarterly adjustment pursuant to a pricing grid based on availability and financial performance, with ranges of 200 to 275 basis points over LIBOR and 25 to 100 basis points over prime rate. Short-term borrowings under the revolver of the DIP to Exit Facility were $139.5 million as of October 1, 2000. Outstanding borrowings under the term loan of the DIP to Exit Facility were $60.0 million as of October 1, 2000. There is a commitment fee of 0.375% on the undrawn portion of the revolving loans under the DIP to Exit Facility.

         Borrowings under the DIP to Exit Facility are secured by all material unencumbered assets of the Company and its subsidiaries, including inventory, but excluding previously mortgaged property. Borrowings under the DIP to Exit Facility are limited based on a borrowing base formula which considers eligible inventories, eligible accounts receivable, mortgage values on eligible real properties, eligible leasehold interests, available cash equivalents and in-transit cash. Availability under the facility continues unless the Company breaches the financial covenants for the DIP to Exit Facility. As of October 1, 2000, the Company was in compliance with its financial covenants.

         The following table sets forth the Company's three month borrowing base and borrowing availability projections under the DIP to Exit Facility. The forecast projects a borrowing base which ranges from $456.6 million to $563.2 million over the period from October 8, 2000 to December 31, 2000, and unused borrowing availability which ranges from $133.4 million to $249.8 million. The borrowing base and borrowing availability projections under the DIP to Exit Facility are forward-looking statements subject to various assumptions regarding the Company's business, operating performance and other factors including revenues, expenses, asset dispositions, trade terms, capital expenditures and various other known and unknown risks and uncertainties including those set forth in "Safe Harbor Statement under the Private Securities Litigation Reform Act." The Company undertakes no obligation to update such information or to disclose similar information in future reports. These projections are subject to future adjustments, if any, that could materially affect such information.

                                    Actual      Forecast    Forecast      Forecast
                                  October 1,   October 29, November 26,  December 31,
                                     2000         2000         2000         2000
                                    ------       ------       ------       ------
                                                    (in millions)
Ending Total Revolver Balance       $139.5       $218.0       $322.4       $100.9
Term Loan                             60.0         60.0         60.0         60.0
Standby Letters of Credit             25.9         25.7         27.2         25.7
Trade Letters of Credit               30.7         17.8         20.2         20.2
                                    ------       ------       ------       ------
Total Extensions of Credit           256.1        321.5        429.8        206.8
Borrowing Base                       469.5        494.6        563.2        456.6
                                    ------       ------       ------       ------
Availability                        $213.4       $173.1       $133.4       $249.8
                                    ======       ======       ======       ======

CAPITAL STRUCTURE

         During the three periods ended October 1, 2000, the Company's principal source of liquidity was the $600 million DIP to Exit Facility (which includes a $60 million term loan and a revolving credit facility with a maximum commitment level of $540 million).

         At October 1, 2000, the Company had total extensions of credit of $256.1 million under the DIP to Exit Facility. At October 3, 1999, the Company had total extensions of credit of $404.0 million under the DIP Facility.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company's operations are subject to market risks primarily from changes in interest rates. The Company has immaterial exposure to exchange rate risk. As discussed in the Company's Annual Report on Form 10-K filed on March 16, 2000, the Company had interest rate swaps at fiscal year-end with a notional amount of $125 million. On July 5, 2000, the Company entered into interest rate swap agreements related to its interest rate exposure in 2001, as its existing interest rate swaps expire at the end of fiscal year 2000. These swaps vary in notional amount during 2001 from $85 million to $155 million, reflecting the seasonal nature of the Company's borrowings. As of October 1, 2000, the fair value of the interest rate swap agreements was ($0.3) million.

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

         On December 6, 1999, the Bankruptcy Court entered an order dismissing the Company's complaint. On December 16, 1999, the Company filed a motion asking the Court to clarify the order issued on December 6, 1999, and to grant the Company leave to file an amended complaint (the "Company's Motion"). On January 11, 2000, WFNNB responded with an objection to the Company's Motion. On February 22, 2000 the Bankruptcy Court entered an order granting the Company's motion and the Company filed an amended complaint. On April 24, 2000 WFNNB filed a motion to dismiss this amended complaint. The Company responded to the motion to dismiss and filed a cross-motion seeking to treat its amended complaint as an objection to WFNNB's proof of claim. On October 24, 2000, the Bankruptcy Court heard oral arguments on WFNNB's motion to dismiss and the Company's cross-motion. The court has taken the motions under advisement.

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

ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits filed with this Form 10-Q.

         27.1     Financial Data Schedule for the Nine Periods ended October 1,
                  2000.

         27.2 Restated Financial Data Schedule for the Nine Periods ended October 3, 1999.

         (b)      Reports on Form 8-K.

         During the third quarter ended October 1, 2000, the Company filed the following current reports on Form 8-K: (i) dated August 24, 2000 announcing the filing with the Bankruptcy Court of the Company's monthly operating report for the period commencing July 3, 2000 and ending July 30, 2000; and (ii) dated September 26, 2000 announcing the filing with the Bankruptcy Court of the Company's monthly operating report for the period commencing July 31, 2000 and ending August 27, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/   S. Cusano
---------------------------------------
S. Cusano
Director and Chief Executive Officer
(Principal Executive Officer)
November 9, 2000



/s/ Kenneth A. Conway
---------------------------------------
Kenneth A. Conway
Vice President Controller and Chief Accounting Officer
(Principal Accounting Officer)
November 9, 2000