Form 10-K405
period 2000-12-31
SERVICE MERCHANDISE CO INC
filed 2001-03-16
CIK 89107

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 25, 2001, there were outstanding 99,722,789 shares of the Registrant's common stock, $.50 par value (the "Common Stock"). The aggregate market value of the Common Stock held by non-affiliates on February 25, 2001 (based upon the average of the high and low sales prices of such stock as of such date) was $4,986,139. This calculation assumes that all shares of Common Stock beneficially held by officers and members of the Board of Directors of the Registrant are owned by "affiliates," a status which each of the officers and directors may individually disclaim.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                              PAGE
                                                                              NO.
                                                                              ----
PART I......................................................................    2
  Item 1.       Business....................................................    2
  Item 2.       Properties..................................................    5
  Item 3.       Legal Proceedings...........................................    8
  Item 4.       Submission of Matters to a Vote of Security Holders.........    9
PART II.....................................................................    9
  Item 5.       Market for the Registrant's Common Stock and Related
                  Stockholder Matters.......................................    9
  Item 6.       Selected Financial Data.....................................   10
  Item 7.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................   11
  Item 7A.      Quantitative and Qualitative Disclosures about Market
                  Risk......................................................   24
  Item 8.       Financial Statements........................................   25
  Item 9.       Changes in and Disagreements With Independent Auditors on
                  Accounting and Financial Disclosure.......................   56
PART III....................................................................   56
  Item 10.      Directors and Executive Officers of the Registrant..........   56
  Item 11.      Executive Compensation......................................   58
  Item 12.      Security Ownership of Certain Beneficial Owners and
                  Management................................................   64
  Item 13.      Certain Relationships and Related Transactions..............   65
PART IV.....................................................................   66
  Item 14.      Exhibits, Financial Statement Schedule, and Reports on Form
                  8-K.......................................................   66

                                     PART I

     Except where the context indicates otherwise, the "Company" means Service Merchandise Company, Inc. and its subsidiaries and the "Registrant" means Service Merchandise Company, Inc. without reference to its subsidiaries.

ITEM 1.  BUSINESS

     The Company, with 218 stores in 31 states at December 31, 2000, is one of the nation's largest retailers of jewelry and offers a selection of brand-name home goods and other product lines. During the year ended December 31, 2000 ("fiscal 2000"), the Company repositioned its product offerings and exited certain home good categories including sports and fitness, toys and electronics to focus on value pricing and a broad selection of jewelry and "home goods" merchandise. These remerchandising efforts were based on perceived customer expectations of entry-level price points and a large selection within each product assortment. The Company revised its media strategy during fiscal 2000 to employ TV, radio and print (including a seasonal sourcebook) campaigns in a coordinated effort to build awareness, prospect for new customers and drive customer traffic.

PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

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

     Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and other contractual obligations against the Debtors may not be enforced. In addition, under the Bankruptcy Code the Debtors may assume or reject executory contracts, including lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Bankruptcy Court. Although the Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy in 2002, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any plan will be consummated. As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to submit a plan of reorganization for 120 days. On May 25, 1999, the Company received Bankruptcy Court approval to extend the period in which the Company had the exclusive right to file or advance a plan of reorganization in its Chapter 11 case. The order extended the Company's exclusive right to file a plan from July 23, 1999 to February 29, 2000, and extended the Company's exclusive right to solicit acceptances of its plan from September 21, 1999 to May 1, 2000. On February 2, 2000, the Company received Bankruptcy Court approval to extend the period in which the Company has the exclusive right to file or advance a plan from February 29, 2000 to April 30, 2001 and extend the Company's right to solicit acceptances of its plan from May 1, 2000 to

June 30, 2001. On February 27, 2001, the Bankruptcy Court again extended the period in which the Company has the exclusive right to file or advance a plan until January 31, 2002, and extended the Company's right to solicit acceptances of its plan until April 1, 2002. If the Debtors fail to file a plan of reorganization during such period or extension thereof, or if such plan is not accepted by the required number of creditors and equity holders, any party in interest may subsequently file its own plan of reorganization for the Debtors. A plan of reorganization must be confirmed by the Bankruptcy Court upon certain findings required by the Bankruptcy Code. The Bankruptcy Court may also confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. The plan or plans currently being considered by the Company involve a debt conversion of the Company's pre-petition unsecured claims into new common equity of the reorganized Company. Under such circumstances, the existing common stock of the Company would be cancelled and would result in existing holders of the common stock receiving no value for their interests. The Company believes the value of the common stock is highly speculative since it is probable that it will be cancelled, and therefore, will be worthless if the expected plan of reorganization is consummated.

     At this time, it is not possible to predict the outcome of the Chapter 11 Cases, their effect on the Company's business or the ability of the Company to exit Chapter 11 on a timely basis. Reference is made to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Note B of Notes to Consolidated Financial Statements, and the Report of Independent Auditors included herein which includes an explanatory paragraph concerning a substantial doubt as to the Company's ability to continue as a going concern.

2001 BUSINESS PLAN

     In February 2001, the Company's Board of Directors approved its 2001 Business Plan. The 2001 Business Plan initiatives include: focusing on the Company's core competency in jewelry; refining home assortments and jewelry merchandising; developing a "key item" program; advertising with an emphasis on quality, value and assortment; aligning sublease and remodel programs; consolidating space at the corporate headquarters; reconfiguring the jewelry repair organization; and implementing initiatives to reduce the Company's corporate staffing levels and overall expense structure. Approximately 1,750 full time positions, including 1,630 positions in the store and field organizations and approximately 120 positions at the corporate office, were eliminated in January 2001.

     To fund the 2001 Business Plan, as well as future operations following the Company's anticipated emergence from Chapter 11 in 2002, the Company obtained a four-year, $600 million DIP to Exit Credit Facility (the "DIP to Exit Facility") in fiscal 2000. This facility not only provides financing during bankruptcy, but also provides, subject to its terms, exit financing for ongoing capital improvements, operating expenses and general working capital upon the Company's emergence from Chapter 11. The ability of the Company to execute the 2001 Business Plan initiatives and to comply with the terms of the DIP to Exit Facility is subject to known and unknown risks and uncertainties.

GENERAL

     The Company is one of the nation's largest retailers of jewelry and offers a selection of brand-name home goods and other product lines. Product offerings are marketed to customers primarily through direct mail flyers, newspaper inserts, radio and television advertising. While customers may purchase products through mail order, telephone order or via the Company's Internet web site, www.servicemerchandise.com, the majority of purchases occur directly in a Company store.

STORES

     The typical store consists of approximately 18,000 square feet selling space, 7,000 square feet warehouse space and 25,000 square feet subleased or available for sublease space and is situated on a stand-alone lot or as an anchor in a suburban mall or strip center. The Company also operates five Service Select stores, an 11,000 - 14,000 square foot format that carries a full line of jewelry and an edited assortment of home goods. The

Company's stores are divided into thematic product categories. In the fine jewelry department, merchandise is displayed mostly in showcases. In self-service departments, customers select merchandise from a shelf or display and take it to a checkout counter to complete the purchase.

     In 1999, the Company negotiated a contract with Household Retail Services to provide a new private label credit card program. The Bankruptcy Court approved the new credit card program on August 10, 1999, and it was introduced to all stores on September 20, 1999. None of the previous private label accounts owned by World Financial Network National Bank were converted to the new private label credit card program. The credit card program does not provide the Company any participation in the earnings of the receivables portfolio, but it does provide an additional method of payment for customers and therefore helps generate incremental sales.

     Virtually every transaction in the store that involves payment, customer information or inventory is recorded and transmitted, via satellite, on a daily basis, to a central information system at the Company's corporate offices. In addition, by using the computer, customers may be provided with suggested alternative items, back-order information, online mail orders, gift registry, special orders and layaway information.

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

     The Company's information systems track customers' purchases and facilitate tailoring of the Company's mailing lists to meet specific objectives. The Company maintains a database of information on over 24 million households that is updated with each purchase. This database allows the Company to target customers based on specific criteria, including the categories purchased, the frequency of purchases and the value of those purchases.

SEASONALITY AND COMPETITION

     The Company's business is highly seasonal, with the Christmas season being the largest volume-selling period of the year. In preparation for the Christmas season, the Company significantly increases its merchandise inventories, which traditionally have been financed by internally generated funds, short-term borrowings, trade credit and terms from vendors. The Company's profitability and cash flows are primarily dependent upon the large sales volume generated during the fourth quarter of its fiscal year. Fourth quarter net sales accounted for 33.2% of total net sales in fiscal 2000.

     The Company is engaged in a highly competitive business and competes with most nationally known jewelry and general retail merchandisers including department, general merchandise, specialty and discount stores. Many of these competitors are larger and have greater financial resources than the Company. The Company considers value, quality, merchandise mix, service, quality of shopping experience and location to be the most significant competitive factors in its retailing business.

SUPPLIERS

     The Company purchases merchandise from approximately 1,231 suppliers, most of which are manufacturers. Generally, most merchandise is shipped to a Company distribution center and transported to the stores by commercial contract carriers. In fiscal 2000, the largest vendor accounted for approximately 2% of total cash disbursements for inventory items. On January 27, 1999, the Company announced that it had suspended payment on unpaid invoices for goods shipped prior to January 8, 1999, totaling approximately $200.0 million related to trade payables for merchandise from vendors. The Company also announced its intent to pay on a current basis invoices for goods shipped after January 8, 1999. As a result of the Chapter 11 Cases and the DIP to Exit Facility, the Company now pays suppliers for merchandise received post-petition. The Company believes its ability to acquire merchandise from its suppliers is adequate to supply its business needs. As of

December 31, 2000 accounts payable totaled $48.6 million, with 88.6% of the Company's $885 million of merchandise orders purchased on terms.

     The Company's direct import program is responsible for sourcing and repackaging many promotional and seasonal items. Direct import purchases, which totaled approximately $142.3 million in fiscal 2000, allow the Company to reduce many traditional cost factors, thereby lowering the cost of merchandise sold in several product lines.

EMPLOYEES

     The number of persons employed by the Company fluctuates seasonally. During fiscal 2000, the number of active employees varied from approximately 12,000 to approximately 21,000 including part-time, full-time, and temporary employees. As of December 31, 2000, the Company had approximately 16,974 part-time, full-time, and temporary employees, of whom 91.5% were hourly-paid personnel engaged in non-supervisory activities; the balance consisted of administrative, executive, distribution center and store management personnel. In January 2001, the Company's corporate staffing levels and overall expense structure were reduced. Approximately 1,750 full time positions, including 1,630 positions in the stores and field organization and approximately 120 positions at the corporate office, were eliminated. None of the Company's employees are covered by a collective bargaining agreement. The Company has never experienced a work stoppage due to a labor disagreement. The Company has experienced a material loss of its workforce primarily due to the uncertainty surrounding the Company's financial condition and as a result of the filing of the Chapter 11 Cases. The Company has implemented an employee retention plan, approved by the Bankruptcy Court for 1999 and 2000. On February 2, 2001, the Company filed a motion seeking authorization to recharge the employee retention program for 2001. There can be no assurance that Bankruptcy Court approval for the program will be obtained.

ITEM 2.  PROPERTIES

     The Company leases and owns retail store facilities, warehouses and office space. Historically, the Company has financed a number of its owned facilities with internally generated funds. Some owned facilities have ground leases on a long-term basis and others are financed by real estate mortgages. The Company's office is located in Brentwood, Tennessee, and is owned by the Company.

     During 2000, the Company reconfigured all 218 of its stores. While most of the stores were reconfigured to reduce selling area as a consequence of discontinuing certain merchandise lines, 73 stores were remodeled to have both smaller selling and warehouse areas, leaving the remaining or surplus area available for alternative uses, including subleasing to retail tenants. With the assistance of its subleasing real estate agents, the Company initiated a strategic program to lease surplus space made available by the remodel program. The Bankruptcy Court approved sublease transactions with a variety of national and regional tenants. To further rationalize its real estate holdings, the Company also retained a real estate broker to assist in its decision making process with regard to its corporate headquarters' real estate opportunities. Although there can be no assurances, this process is expected to be completed in 2001.

     In 2001, the Company's real estate activities will continue to be focused on maximizing the utilization and value of its real estate portfolio. However, a significant change will be the alignment of the subleasing and remodel programs. The Company's 2001 Business Plan provides that remodels will be driven solely by subleasing.

DISTRIBUTION CENTERS

     The Company operated two distribution centers and one return center (Bowling Green, Kentucky) as of December 31, 2000. These distribution centers are located in Tennessee, and contain an aggregate of approximately 856,000 square feet as set forth below:

CENTER LOCATION                SQ. FEET    OWNED/LEASED             LEASE TERM
---------------                --------    ------------    -----------------------------
Nashville, TN
  (1) Owned..................  588,000        Owned        Not applicable
  (2) Owned satellite........  268,000        Owned        Not applicable
Bowling Green, KY (Return
  Center)....................  180,000        Leased       Primary term extends through
                                                           12/31/05 with renewal options
                                                           through 12/31/25

     As part of its 2000 Business Plan, the Company closed and sold its Montgomery, New York distribution center. The Company also closed its leased Orlando, Florida distribution center in January 2001.

RETAIL STORES

     As of December 31, 2000, the Company operated 218 retail stores as follows:

                                                              NUMBER OF
                                                               STORES
                                                              ---------
Owned land and building.....................................      71
Long-term ground lease with an owned building...............      22
Leased......................................................     126
Location which has been subleased...........................      (1)
                                                                 ---
Total retail stores.........................................     218
                                                                 ===

     Most of the leases contain renewal options. See Note I of Notes to Consolidated Financial Statements for information concerning the Company's lease commitments. As part of its 2001 Business Plan, the Company intends to align the sublease and remodel programs. See "Business -- 2001 Business Plan."

                       SERVICE MERCHANDISE COMPANY, INC.
                                STORE LOCATIONS

     The numbers in parentheses show the number of stores per state and where there is more than one store in any city, the number of stores in such city as of December 31, 2000. As of December 31, 2000 and March 15, 2001, the Company operated 218 stores in 31 states.

ALABAMA (6)
Birmingham (2)
Huntsville
Mobile
Montgomery
Tuscaloosa
ARIZONA (3)
Glendale
Mesa (2)
ARKANSAS (1)
Little Rock
CONNECTICUT (5)
Danbury
Derby
Hartford (2)
Orange
DELAWARE (3)
Dover
Wilmington (2)
FLORIDA (42)
Boca Raton
Boynton Beach
Coral Springs
Daytona Beach
Ft. Myers
Jacksonville (3)
Lakeland
Leesburg
Miami/Ft. Lauderdale (9)
Naples
Ocala
Orlando (7)
Pensacola
Port Charlotte
Sarasota (2)
Tallahassee
Tampa/Clearwater
St. Petersburg (7)
W. Palm Beach
GEORGIA (11)
Atlanta (6)
Augusta
Columbus
Douglasville
Macon
Savannah
ILLINOIS (18)
Chicago (18)
INDIANA (10)
Clarksville
Evansville
Fort Wayne
Griffith
Indianapolis (4)
Merrillville
South Bend
KANSAS (1)
Overland Park
KENTUCKY (6)
Florence
Lexington
Louisville (2)
Owensboro
Paducah
LOUISIANA (9)
Baton Rouge
Houma
Lafayette
Monroe
New Orleans (2)
Shreveport (2)
Slidell
MAINE (2)
Augusta
Portland
MARYLAND (2)
Baltimore
Columbia
MASSACHUSETTS(6)
Auburn
Boston (4)
Swansea
MICHIGAN (6)
Detroit (6)
MISSISSIPPI (3)
Gulfport
Hattiesburg
Jackson
MISSOURI (4)
Springfield
St. Louis (3)
NEVADA (1)
Las Vegas
NEW HAMPSHIRE (5)
Dover
Manchester
Nashua
Plaistow
Salem
NEW JERSEY (3)
Hazlet
Paramus
Wayne
NEW YORK (6)
Hartsdale
Lake Grove
Middletown
Patchoque
Poughkeepsie
Queens
NORTH CAROLINA (7)
Charlotte (2)
Fayetteville
Gastonia
Greensboro
Raleigh (2)
OHIO (4)
Cincinnati (4)
OKLAHOMA (3)
Oklahoma City (2)
Tulsa
PENNSYLVANIA (6)
Allentown
Harrisburg
Lancaster
Pittsburgh
Reading
Wilkes-Barre
SOUTH CAROLINA (3)
Charleston
Columbia
Greenville
TENNESSEE (10)
Cookeville
Chattanooga
Jackson
Johnson City
Knoxville
Memphis (2)
Nashville (3)
TEXAS (26)
Austin
Beaumont
Dallas (6)
Ft. Worth (2)
Harlingen
Houston (9)
Lake Jackson
Laredo
Longview
McAllen
San Antonio
Tyler
VERMONT (1)
Burlington
VIRGINIA (5)
Chantilly
Chesapeake
Fredericksburg
Richmond (2)

ITEM 3.  LEGAL PROCEEDINGS

     On March 15, 1999, five of the Company's vendors filed an involuntary petition for reorganization under Chapter 11 in the Bankruptcy Court seeking court supervision of the Company's restructuring efforts. On March 27, 1999, the Company and 31 of its subsidiaries (the "Debtors") filed voluntary petitions with the Bankruptcy Court for reorganization under Chapter 11 of the Bankruptcy Code. The Debtors are currently operating their businesses as debtors-in-possession. The Chapter 11 Cases have been consolidated for the purpose of joint administration under Case No. 399-02649.

     On January 28, 1997, the Company and Service Credit Corp. ("Subsidiary"), a wholly owned subsidiary, entered into an agreement with World Financial Network National Bank ("WFNNB") for the purpose of providing a private label credit card to the Company's customers. The contract requires the Subsidiary to maintain a 3.0% credit risk reserve for the outstanding balances, which are owned by WFNNB. The purpose of this reserve is to offset future potential negative spreads and portfolio losses. The negative spreads or losses may result from potential increased reimbursable contractual program costs. The 3.0% credit risk reserve is held by the Subsidiary, which is not in Chapter 11, in the form of cash and cash equivalents. On April 28, 1999, WFNNB advised the Company that WFNNB has projected that such portfolio losses and negative spreads will be at least approximately $9.0 million. The Company does not have in its possession sufficient information to determine the accuracy or validity of WFNNB's projection. Pending confirmation of the accuracy of WFNNB's projection and a resolution of the Company's rights and remedies, the Company made provision for such potential liability during fiscal 1999 by maintaining an allowance on the 3.0% credit risk reserve of approximately $9.0 million.

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

     On December 6, 1999, the Bankruptcy Court entered an order dismissing the Company's complaint. On December 16, 1999, the Company filed a motion asking the Court to clarify the order issued on December 6, 1999, and to grant the Company leave to file an amended complaint (the "Company's Motion"). On January 11, 2000, WFNNB responded with an objection to the Company's Motion. On February 22, 2000, the Bankruptcy Court entered an order granting the Company's Motion and the Company filed the amended complaint. On April 24, 2000, WFNNB filed a motion to dismiss this amended complaint. The Company responded to the motion to dismiss and filed a cross-motion seeking to treat its amended complaint as an objection to WFNNB's proof of claim. On November 9, 2000, the Court granted in part and denied in part WFNNB's motion to dismiss the Company's amended complaint. The Court denied WFNNB's motion to dismiss the Company's claims for breach of contract, anticipatory repudiation and violation of the automatic stay. The Court granted WFNNB's motion to dismiss the Company's claims for breach of the duty of good faith and fair dealing and indemnification. On January 5, 2001, WFNNB answered the remaining parts of the Company's amended complaint. On the same day, WFNNB filed a motion to lift the automatic stay so they could file counter claims against the Company. The motion to lift the automatic stay will be heard on March 26, 2001. While the ultimate result of this litigation cannot be determined or predicted with any accuracy at this time, the Company intends to pursue available remedies against WFNNB.

     At this time, it is not possible to predict the outcome of the Chapter 11 Cases or their effect on the Company's business. Additional information regarding the Chapter 11 Cases is set forth in Item 1. "Business -- Proceedings Under Chapter 11 of the Bankruptcy Code", Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Note B of Notes to Consolidated Financial Statements, and the Report of Independent Auditors included herein which includes an explanatory paragraph concerning a substantial doubt as to the Company's ability to continue as a going concern. If it is determined that the liabilities subject to compromise in the Chapter 11 Cases exceed the fair value of the assets available to satisfy them, unsecured claims may be satisfied at less than 100% of their face value and the equity interests of the Company's shareholders may have no value.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     During fiscal 1999, the Common Stock traded on the New York Stock Exchange (the "NYSE") under the symbol "SME." On March 17, 1999, the NYSE notified the Company that it was reviewing the listing status of the Company's listed securities, including the Common Stock. On December 2, 1999, the NYSE announced that trading in the Common Stock was suspended effective on that date and that the NYSE would apply with the SEC for delisting of the Common Stock. The common stock was delisted from the NYSE on January 31, 2000. Subsequent to December 2, 1999 and during fiscal 2000, the Common Stock has been traded on the National Quotation Bureau, LLC Pink Sheets (the "Pink Sheets") and on the OTC Bulletin Board under the symbol "SVCDQ". The high and low sales prices for the Common Stock as reported by the NYSE until December 2, 1999, and the high and low bid prices on the OTC Bulletin Board and the Pink Sheets thereafter were as follows:

                            2000                              HIGH     LOW
                            ----                              -----   -----
First Quarter...............................................  $0.26   $0.06
Second Quarter..............................................  $0.10   $0.06
Third Quarter...............................................  $0.18   $0.06
Fourth Quarter..............................................  $0.13   $0.04

                            1999                              HIGH     LOW
                            ----                              -----   -----
First Quarter...............................................  $1.13   $0.19
Second Quarter..............................................  $0.47   $0.25
Third Quarter...............................................  $0.38   $0.25
Fourth Quarter..............................................  $0.31   $0.08

     As of February 25, 2001, the closing bid price reported on the OTC Bulletin Board was $0.05 and the approximate number of holders of the Common Stock was 5,722. The Company has not declared any cash dividends to shareholders for fiscal years 2000 or 1999. The DIP to Exit Facility contains certain restrictive covenants, including a prohibition on the payment of cash dividends.

     On February 22, 2000, the Company announced that the plan or plans of reorganization being considered by the Company involve a debt conversion of the Company's pre-petition unsecured claims into new common equity of the reorganized company. Under such circumstances, the outstanding Common Stock would be cancelled and would result in existing shareholders of Common Stock receiving no value for their interests. The Company believes that the value of the Common Stock is highly speculative since it is probable that it will be cancelled, and therefore, will be worthless if the expected plan of reorganization is consummated.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                      FISCAL YEAR
                                             --------------------------------------------------------------
                                                2000         1999         1998         1997         1996
                                             ----------   ----------   ----------   ----------   ----------
                                              (IN THOUSANDS, EXCEPT PER SHARE, STORE, RATIO AND RATE DATA)
RESULTS OF OPERATIONS
  Net sales................................  $1,549,998   $2,230,500   $3,169,525   $3,662,778   $3,955,016
  Earnings (loss) before interest and
    income taxes(a)........................    (138,166)    (165,294)     (27,145)     (63,801)     138,564
  Interest expense -- debt and capitalized
    leases(a)..............................      41,796       64,835       83,255       78,531       75,636
  Earnings (loss) before extraordinary loss
    and cumulative effect of change in
    accounting principle...................    (179,556)    (229,255)    (110,307)     (88,957)      39,330
  Net earnings (loss)......................    (179,556)    (243,672)    (110,307)     (91,600)      39,330
RATIOS & RATES
  Gross margin to net sales................        24.7%        22.2%        23.8%        23.2%        24.2%
  Selling, general and administrative
    expenses to net sales(a)...............        28.6%        26.0%        22.4%        19.8%        19.2%
  Effective tax rate.......................         0.2%         0.4%         0.1%        37.5%        37.5%
  Earnings (loss) before extraordinary loss
    and cumulative effect of change in
    accounting principle to net sales......       (11.6)%      (10.3)%       (3.5)%       (2.4)%        1.0%
  Net earnings (loss) to net sales.........       (11.6)%      (10.9)%       (3.5)%       (2.5)%        1.0%
PER COMMON SHARE -- BASIC AND DILUTED(b)
  Earnings (loss) per share before
    extraordinary loss and cumulative
    effect of change in accounting
    principle -- Basic.....................  $    (1.80)  $    (2.30)  $    (1.11)  $    (0.89)  $     0.39
  Earnings (loss) per share before
    extraordinary loss and cumulative
    effect of change in accounting
    principle -- Assuming dilution.........       (1.80)       (2.30)       (1.11)       (0.89)        0.39
  Net earnings (loss) per share -- Basic...       (1.80)       (2.45)       (1.11)       (0.92)        0.39
  Net earnings (loss) per share -- Assuming
    dilution...............................       (1.80)       (2.45)       (1.11)       (0.92)        0.39
  Weighted -- average common shares:
    Basic..................................      99,723       99,721       99,703       99,930       99,209
    Diluted................................      99,723       99,721       99,703       99,930      100,326
FINANCIAL POSITION
  Inventories..............................  $  440,324   $  642,997   $  896,303   $  929,818   $1,052,969
  Notes payable............................      89,143       42,977      156,000           --           --
  Accounts payable(a)......................      48,570       67,318      228,373      482,235      639,887
  Working capital..........................     177,299      415,576      255,980      586,501      489,597
  Total assets(a)..........................     925,852    1,171,246    1,626,895    1,951,461    2,087,452
  Long-term obligations(c).................      62,396      101,014      508,385      761,522      682,156
  Shareholders' (deficit) equity...........    (196,744)     (17,061)     225,895      336,505      427,094
RATIOS
  Inventory turnover.......................         2.2x         2.3x         2.6x         2.8x         2.9x
  Current ratio(a).........................         1.6x         2.3x         1.3x         1.7x         1.5x
  Long-term debt to long-term
    debt + equity..........................       (46.4)%      120.3%        69.2%        69.4%        61.5%

                                                                      FISCAL YEAR
                                             --------------------------------------------------------------
                                                2000         1999         1998         1997         1996
                                             ----------   ----------   ----------   ----------   ----------
                                              (IN THOUSANDS, EXCEPT PER SHARE, STORE, RATIO AND RATE DATA)
OTHER INFORMATION
  Total net sales increase (decrease)......       (30.5)%      (29.6)%      (13.5)%       (7.4)%       (1.6)%
  Comparable store net sales increase
    (decrease)(d)..........................        (6.5)%       (7.8)%       (8.9)%       (3.1)%       (1.9)%
  Number of stores.........................         218          223          350          361          401
ADJUSTED EBITDA DATA
  Adjusted EBITDA(e).......................  $  (98,925)  $ (122,867)  $   73,637   $   (4,561)  $  199,189
  Adjusted EBITDA to net sales.............        (6.4)%       (5.5)%        2.3%        (0.1)%        5.0%
CASH FLOW DATA
  Cash flow from operating activities......  $   29,813   $  194,500   $ (291,036)  $  (21,443)  $   65,737
  Cash flow from investing activities......     (40,448)      37,977      (36,504)     (23,270)     (29,926)
  Cash flow from financing activities......     (19,118)    (304,635)      97,120       78,879       58,431

---------------
(a) See Note D to Consolidated Financial Statements for a discussion of cumulative effect of a change in accounting principle.
(b) Restated to reflect the adoption of Statement of Financial Accounting Standards ("SFAS") No. 128.
(c) Includes both long-term debt and long-term portion of capitalized lease obligations.
(d) Adjusted to reflect a comparable number of selling days.
(e) Adjusted EBITDA consists of net earnings before interest, income taxes, depreciation and amortization. Also included in Adjusted EBITDA is other amortization classified as selling, general and administrative expenses in the following amounts: 2000 -- ($111); 1999 -- ($136); 1998 -- $630;
    1997 -- $992; 1996 -- $966. Certain amounts have been reclassified from selling, general and administrative expenses to interest expense for both current and prior periods. Adjusted EBITDA does not reflect restructuring charges or SFAS No. 121 charges. Adjusted EBITDA is not intended to represent net earnings, cash flow or any other measure of performance in accordance with generally accepted accounting principles, but is included because management believes certain investors find it to be a useful tool for measuring operating performance. While Adjusted EBITDA and similar variations thereof are frequently used as a measure of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Report includes certain forward-looking statements (any statement other than those made solely with respect to historical fact) based upon management's beliefs, as well as assumptions made by and data currently available to management. This information has been, or in the future may be, included in reliance on the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on a variety of assumptions that may not be realized and are subject to significant business, economic, judicial and competitive uncertainties and potential contingencies, including those set forth below, many of which are beyond the Company's control. Actual results may differ materially from those anticipated in any such forward-looking statements. The Company undertakes no obligation to update or revise any such forward-looking statements.

     The forward-looking statements and the Company's liquidity, capital resources and results of operations are subject to a number of risks and uncertainties including, but not limited to, the following: the ability of the Company to continue as a going concern; the ability of the Company to operate pursuant to the terms of, and access liquidity from, the DIP to Exit Facility and the vendor credit facility; the ability of the Company to develop, prosecute, confirm and consummate on one or more plans of reorganization with respect to the

Chapter 11 Cases and to exit Chapter 11; trends in the economy as a whole which may affect consumer confidence and consumer demand for the types of goods sold by the Company; the ability of the Company to successfully implement the 2001 Business Plan initiatives; risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert the Company's cases to Chapter 7 cases; the ability of the Company to reduce its workforce and related expenses and to achieve anticipated cost savings; the ability of the Company to obtain trade credit, and shipments and terms with vendors and service providers for current orders; the ability of the Company to sublease successfully additional portions of its real estate and to consummate the sale/leaseback of its headquarters; the successful consolidation of its distribution centers; the ability of the Company to access liquidity from the DIP to Exit Facility upon its anticipated emergence from Chapter 11; potential adverse developments with respect to the Company's liquidity or results of operations; competitive pressures from other retailers, including specialty retailers and discount stores, which may affect the nature and viability of the Company's business strategy; the seasonal nature of the Company's business and the ability of the Company to predict consumer demand as a whole, as well as demand for specific goods; the ability to fund and execute its business plan; the ability of the Company to attract, retain and compensate key executives and associates; the ability of the Company to attract and retain customers; potential adverse publicity; and uncertainties regarding real estate occupancy and development costs, including the substantial fixed investment costs associated with opening, maintaining or closing a Company store.

OVERVIEW

     The Notes to Consolidated Financial Statements are an integral part of Management's Discussion and Analysis of Financial Condition and Results of Operations and should be read in conjunction herewith.

  Proceedings Under Chapter 11 of the Bankruptcy Code

     On March 15, 1999, five of the Company's vendors filed an involuntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Tennessee seeking court supervision of the Company's restructuring efforts. On March 27, 1999, the Debtors filed voluntary petitions with the Bankruptcy Court for reorganization under Chapter 11 and orders for relief were entered by the Bankruptcy Court. The Chapter 11 Cases have been consolidated for the purpose of joint administration under Case No. 399-02649. The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code.

     Actions to collect pre-petition indebtedness are stayed and other contractual obligations against the Debtors may not be enforced. In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts, including lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Bankruptcy Court. Although the Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy in 2002, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan(s) will be consummated. As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to submit a plan of reorganization for 120 days. On May 25, 1999, the Bankruptcy Court extended the period in which the Company had the exclusive right to file or advance a plan of reorganization to February 29, 2000. On February 2, 2000, the Bankruptcy Court extended the period in which the Company has the exclusive right to file or advance a plan of reorganization to April 30, 2001 and extended the right to solicit acceptance of its plan to June 30, 2001. On February 27, 2001, the Bankruptcy Court again extended the period in which the Company has the exclusive right to file or advance a plan of reorganization until January 31, 2002, and extended the Company's right to solicit acceptances of its plan until April 1, 2002. If the Debtors fail to file a plan of reorganization during such period or if such plan is not accepted by the required number of creditors and equity holders, any party in interest may subsequently file its own plan of reorganization for the Debtors. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the

Bankruptcy Court, which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met.

     The plan or plans currently being considered by the Company involve a debt conversion of the Company's pre-petition unsecured claims into new common equity of the reorganized company. Under such circumstances the existing common stock of the Company would be cancelled and would result in existing holders of the common stock receiving no value for their interests. The Company believes the value of the common stock is highly speculative since it is highly probable that it will be cancelled, and therefore, will be worthless if the expected plan of reorganization is consummated.

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

     On April 14, 2000, the Company entered into a four year, $600.0 million fully committed asset-based debtor-in-possession and emergence credit facility, which replaced the DIP Facility. The Bankruptcy Court approved the DIP to Exit Facility on April 4, 2000. The DIP to Exit Facility matures on April 14, 2004, and includes $60.0 million in term loans and up to a maximum of $540.0 million in revolving loans including a $150.0 million sub-facility for letters of credit. Interest rate spreads on the DIP to Exit Facility are initially LIBOR plus 2.50% on Eurodollar loans and Prime Rate plus 0.75% on Alternate Base Rate loans. After the first quarter of 2001, these spreads are subject to quarterly adjustment pursuant to a pricing grid based on availability and financial performance, with ranges of 200 to 275 basis points over LIBOR and 25 to 100 basis points over prime rate. Short-term borrowings outstanding under the revolver of the DIP to Exit Facility were $89.1 million as of December 31, 2000. Outstanding borrowings under the term loan of the DIP to Exit Facility were $60.0 million as of December 31, 2000. There is a commitment fee of 0.375% on the undrawn portion of the revolving loans under the DIP to Exit Facility.

     Borrowings under the DIP to Exit Facility are secured by all material unencumbered assets of the Company and its subsidiaries, including inventory, but excluding previously mortgaged property. Borrowings under the DIP to Exit Facility are limited based on a borrowing base formula, which considers eligible inventories, eligible accounts receivable, mortgage values on eligible real properties, eligible leasehold interests, available cash equivalents and in-transit cash. Availability under the facility continues unless the Company breaches the financial covenants for the DIP to Exit Facility. As of December 31, 2000, the Company was in compliance with its financial covenants under the DIP to Exit Facility.

     To fund capital expenditures in 2001, the DIP to Exit Facility permits capital expenditures up to $105.9 million. During 2002 and 2003, the Company may invest up to $50.0 million each year with 100 percent carryover of unexpended amounts from prior years.

     Conversion of the DIP to Exit Facility to an exit financing upon the Company's anticipated emergence from Chapter 11 is subject to closing conditions, including the collateral and administrative agent's reasonable satisfaction with capital structure, plan of reorganization and any materially revised projections, as well as the achievement by the Company of a specified trailing 12-month earnings level (which varies depending on time of exit) and certain minimum availability (which varies from $50.0 to $100.0 million depending on the time of exit.)

     There can be no assurance that the Company will be able to access liquidity from the DIP to Exit Facility, or from any other source, or that such liquidity will be sufficient to meet the Company's needs. Moreover, there can be no assurance that the Company will exit Chapter 11 or convert the DIP to Exit Facility to an exit financing facility. See "Management Discussion and Analysis of Financial Conditions and Results of Operations -- Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995."

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

     At this time, it is not possible to predict the outcome of the Chapter 11 Cases or their effect on the Company's business. Additional information regarding the Chapter 11 Cases is set forth in Item 1. "Business -- Proceedings Under Chapter 11 of the Bankruptcy Code", Note B of Notes to Consolidated Financial Statements and the Report of Independent Auditors included herein which includes an explanatory paragraph concerning a substantial doubt as to the Company's ability to continue as a going concern. If it is determined that the liabilities subject to compromise in the Chapter 11 Cases exceed the fair value of the assets available therefore, unsecured claims may be satisfied at less than 100% of their face value and the equity interests of the Company's shareholders may have no value. The Company believes the DIP to Exit Facility should provide the Company with adequate liquidity to conduct its business while it prepares a reorganization plan. However, the Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties, including those set forth above under "Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995."

RESULTS OF OPERATIONS

  Fiscal Year Ended December 31, 2000 Compared to Fiscal Year Ended January 2, 2000

     The line item "Exiting categories and closed facilities" represents activity specifically identifiable to closed facilities and inventory liquidations conducted in conjunction with (1) the Company's restructuring plan adopted on March 25, 1997 ("Restructuring Plan"); (2) the Company's rationalization plan adopted on March 8, 1999 ("Rationalization Plan"); (3) exiting the computer, infant, pet supply and other merchandise categories and certain components of the wireless communication and sporting goods categories as part of a remerchandising program; and (4) the Company's 2000 Business Plan. As of December 31, 2000, primarily all of the aforementioned merchandise categories have been liquidated. All activity for these items is classified in "Exiting categories and closed facilities." Prior year amounts reflect operating results for these same facilities and merchandise classifications. Selling, general and administrative expenses for closed facilities do not include any allocation of corporate overhead.

     The Company's business is highly seasonal with a significant portion of its sales occurring in the fourth quarter. Fourth quarter net sales accounted for 33.2% and 37.5% of total net sales in fiscal 2000 and 1999, respectively.

     The Company maintains its books using a 52/53 week year ending on the Sunday closest to the end of the calendar year. There were 52 weeks in the fiscal years ended December 31, 2000 and January 2, 2000. There were 53 weeks in the fiscal year ended January 3, 1999. All quarters in fiscal years 2000, 1999 and 1998 were reported on a 13 week basis, other than the fourth quarter of fiscal 1998, which was reported on a 14 week basis.

  Net Sales

     Total net sales for the Company were $1.55 billion in fiscal 2000 compared to $2.23 billion in fiscal 1999. Sales decreased primarily due to the exiting of certain home good categories during 2000 and a challenging retail market during the important Christmas selling season.

     Net sales from operations excluding exiting categories and closed facilities were $1.3 billion for fiscal 2000 compared to $1.4 billion for fiscal 1999. Jewelry comparable store sales decreased 6.1%, while home goods comparable store sales were down 6.9%. Decreases in jewelry sales and home goods sales were due to declines in all categories except for Jewelry Special Events. Home product comparable sales performance was driven by declines in photo, floorcare, houseware and luggage, while seasonal showed an increase in comparable store sales. The Company believes that the decline in net sales was primarily due to cross-shop loss from exiting of certain home good categories during 2000 and a soft economy.

     Net sales from exiting categories and closed facilities were $259.2 million for fiscal 2000 compared to $851.9 million for fiscal 1999. Sales from exiting categories and closed facilities decreased primarily due to the exiting of certain home good categories during 2000, as compared to the closing of 127 underperforming stores in 1999.

  Gross Margin

     Gross margin was $382.5 million in fiscal 2000 as compared to $494.6 million in fiscal 1999. The decrease in gross margin dollars was primarily due to a decline in sales.

     Gross margin after cost of merchandise sold and buying and occupancy expenses and excluding exiting categories and closed facilities was $389.8 million, or 30.2% of net sales from operations excluding exiting categories and closed facilities for fiscal 2000, compared to $376.9 million, or 27.3% of net sales from operations excluding exiting categories and closed facilities for fiscal 1999. Gross margin declined primarily due to the decline in net sales. The Company believes that the decline in net sales was primarily due to cross-shop loss from exiting of certain home good categories during 2000 and a soft economy.

     Gross margin for exiting categories and closed facilities, after cost of merchandise sold and buying and occupancy expenses, was ($7.2) million, or (2.8)% of net sales from exiting categories and closed facilities in fiscal 2000 as compared to gross margin of $117.7 million or 13.8% of net sales from exiting categories and closed facilities in fiscal 1999. The decrease in both gross margin dollars and rate was due to the volume of inventory liquidation and merchandise discounts offered in liquidating certain home good categories in fiscal 2000 as compared to liquidating the inventories at the 127 under performing stores closed in fiscal 1999.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses declined $137.2 million in fiscal 2000 to $443.5 million from $580.8 million in fiscal 1999. The $137.2 million decline was primarily due to corporate downsizing and overhead reduction efforts.

     Selling, general and administrative expenses from operations excluding exiting categories and closed facilities were $362.9 million, or 28.1% of net sales from operations excluding exiting categories and closed facilities for fiscal 2000 compared to $462.4 million, or 33.5% of net sales from operations excluding exiting categories and closed facilities for fiscal 1999. The decrease was primarily attributable to a $60.4 million decrease in employment costs and a $39.1 million decrease in other selling, general and administrative expenses primarily due to corporate downsizing and overhead reduction efforts.

     Selling, general and administrative expenses for exiting categories and closed facilities were $80.7 million, or 31.1% of net sales from exiting categories and closed facilities for fiscal 2000 compared to $118.4 million, or 13.9% of net sales from exiting categories and closed facilities for fiscal 1999. The decrease was primarily attributable to a $13.3 million decrease in employment costs and a $24.4 million decrease in other selling, general and administrative expenses primarily due to store closures.

  Other Income

     Other income decreased $23.2 million in fiscal 2000 to $15.2 million from $38.4 million in fiscal 1999. The decrease was primarily due to fewer disposals of property in 2000.

  Depreciation and Amortization

     Depreciation and amortization on owned and leased property and equipment was $39.4 million for fiscal 2000 as compared to $42.6 million for fiscal 1999, a decrease of 7.5% primarily due to reformatting of stores during 2000. Capital expenditures, excluding capitalized leases, increased to $74.1 million in fiscal 2000 as compared to $23.0 million in fiscal 1999, primarily due to the remodeling of 73 stores.

  Reorganization Items

     Reorganization items represent expenses incurred by the Company resulting from the Chapter 11 Cases specific to the reorganization process. For the fiscal year ended December 31, 2000 the Company recorded net reorganization expense of $55.6 million compared to ($1.8) million of income for the fiscal year ended January 2, 2000. Reorganization items include expenses of $28.7 million for professional fees, $18.1 million related to severance, $3.4 million related to store closing costs, $2.1 million associated with the loss on disposal of assets and other administrative items of $3.3 million. The increase is primarily due to the 1999 expenses being offset by the one time reduction of rent for rejected leases during 1999.

  Interest Expense

     Interest expense on debt and capitalized leases decreased to $41.8 million in fiscal 2000 from $64.8 million in fiscal 1999. As a result of the filing of the Chapter 11 Cases, the Company ceased accruing interest on the 8 3/8% Senior Notes and 9% Senior Subordinated Debentures on March 16, 1999. In addition, the decrease in interest expense is due to the write-off of deferred financing fees during 1999.

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

  Cumulative Effect of a Change in Accounting Principle

     The Company changed its method of accounting for layaway sales during fiscal 1999 in response to the Securities and Exchange Commission's Staff Accounting Bulletin: No. 101 -- Revenue Recognition In Financial Statements. The cumulative effect of the change for periods prior to fiscal 1999 is an increase in net loss of $6.6 million or ($0.07) per share. Layaway sales for 2000 and 1999 have been recognized upon delivery of merchandise to the customer. Layaway sales in prior years were recognized when the initial layaway deposit was received.

  Income Tax

     The Company recognized an income tax benefit of $0.4 million for fiscal 2000 compared to $0.9 million for fiscal 1999. The Company has recorded a full valuation allowance on net deferred tax assets as realization of such assets in the future is uncertain.

  Restructuring Plan

     On March 25, 1997, the Company adopted a business restructuring plan to close up to 60 under performing stores and one distribution center (the "1997 Restructuring Plan"). As a result, a pre-tax charge of $129.5 million for restructuring costs was recorded in the first quarter of fiscal 1997. The remaining components of the restructuring charge accrual and an analysis of the change in the accrual for the fiscal year ended December 31, 2000 are outlined in the following table:

                                         ACCRUED             2000 ACTIVITY              ACCRUED
                                      RESTRUCTURING    -------------------------     RESTRUCTURING
                                       COSTS AS OF     RESTRUCTURING   CHANGE IN      COSTS AS OF
                                     JANUARY 2, 2000    COSTS PAID     ESTIMATE    DECEMBER 31, 2000
                                     ---------------   -------------   ---------   -----------------
                                                             (IN THOUSANDS)
Lease termination and other real
  estate costs.....................      $7,894            $(56)         $(123)         $7,715
                                         ======            ====          =====          ======

Note: The Accrued Restructuring Costs as of December 31, 2000 are included in
      Liabilities Subject to Compromise.

     The closing of nine stores during the first half of fiscal 1998 brought the total number of closures, in accordance with the 1997 Restructuring Plan, to 53 stores and one distribution center. Store closures were completed as of May 1998. The Company closed less than 60 stores primarily because it was unable to negotiate acceptable exit terms with the related lessors.

     Lease terminations and other real estate costs primarily consist of contractual rent payments and other real estate costs. These amounts have been accrued according to the remaining leasehold obligations under Section 502(b)(6) of the Bankruptcy Code. Section 502(b)(6) limits a lessor's claim to the rent reserved by such lease, without acceleration, to the greater of one year or 15 percent, not to exceed three years, of the remaining term of the lease. Any unpaid rent is included in the claim.

     The Company experienced lower than expected expenses in lease termination and disposition of closed stores for the fiscal year ended December 31, 2000. As a result, the Company reduced its estimate for these costs by approximately $0.1 million.

  Rationalization Plan

     In February 1999, the Company announced a rationalization plan to close up to 132 stores, up to four distribution centers and to reduce corporate overhead (the "Rationalization Plan"). On March 8, 1999, as part of the Rationalization Plan and prior to the filing of the involuntary bankruptcy petition, the Board of Directors approved the adoption of a business restructuring plan to close 106 stores, to close the Dallas distribution center and to reduce the Company's workforce at its Nashville corporate offices by 150 employees. As a result, a pre-tax charge of $99.5 million for restructuring costs was recorded in the first quarter of 1999. On March 29, 1999 in connection with the Chapter 11 Cases, store leases under this plan were approved for rejection by the Bankruptcy Court. The remaining components of the restructuring charge accrual and an analysis of the change in the accrual for the fiscal year ended December 31, 2000 are outlined in the following table:

                                                             2000 ACTIVITY
                                         ACCRUED       --------------------------        ACCRUED
                                       COSTS AS OF                    CHANGE IN        COSTS AS OF
                                     JANUARY 2, 2000   COSTS PAID     ESTIMATE      DECEMBER 31, 2000
                                     ---------------   ----------   -------------   -----------------
                                                              (IN THOUSANDS)
Lease termination and other real
  estate costs.....................      $38,315        $(1,702)       $(2,486)          $34,127
Employee severance.................          478           (581)           103                --
                                         -------        -------        -------           -------
          Total....................      $38,793        $(2,283)       $(2,383)          $34,127
                                         =======        =======        =======           =======

Note: The Accrued Costs as of December 31, 2000 are included in Liabilities Subject to Compromise.

     Lease terminations and other real estate costs primarily consists of contractual rent payments. These amounts have been accrued according to the remaining leasehold obligations under Section 502(b)(6) of the Bankruptcy Code.
Section 502(b)(6) limits a lessor's claim to the rent reserved by such lease, without acceleration, to the greater of one year or 15 percent, not to exceed three years, of the remaining term of the lease. Any unpaid rent is included in the claim.

     The Company experienced lower than expected expenses in lease termination and disposition of closed stores for the fiscal year ended December 31, 2000. As a result, the Company reduced its estimate for these costs by $2.4 million.

     The employee severance provision was recorded for the termination of approximately 4,400 employees associated with the closures, as well as the reduction of corporate overhead. All such terminations were completed as of December 31, 2000.

     As of December 31, 2000, leases remaining on locations closed in connection with the restructuring plans vary in length with expiration dates ranging from January 2001 to February 2020.

  Fiscal Year Ended January 2, 2000 Compared to Fiscal Year Ended January 3,
1999

     Net loss for fiscal 1999 was $243.7 million, or $2.45 per share, compared to net loss of $110.3 million, or $1.11 per share, for the year ended January 3, 1999. The increase in net loss was primarily a result of decreased net sales.

  Net Sales

     Total net sales for the Company was $2.23 billion in fiscal 1999 compared to $3.17 billion in fiscal 1998. The decline in net sales was primarily due to the closure of 127 stores as a result of restructuring and remerchandising activities and out of stock levels associated with procurement difficulties encountered prior to the Chapter 11 filings.

     Net sales from operations excluding exiting categories and closed facilities were $1.4 billion for fiscal 1999 compared to $1.4 billion for fiscal 1998, a decrease of $56.4 million or 3.9%. Jewelry comparable store sales increased 1.1%, while home good comparable store sales were down 2.1%. Increases in jewelry sales were offset by sales decreases in home goods.

     Net sales from exiting categories and closed facilities were $0.9 billion for fiscal 1999 compared to $1.7 billion for fiscal 1998. Sales from exiting categories and closed facilities decreased primarily due to closing 127 under performing stores in fiscal 1999, as compared to nine under performing stores in fiscal 1998 and reduced sales of exiting categories including sports and fitness, electronics and toys.

  Gross Margin

     In fiscal 1999, gross margin was $494.6 million as compared to $754.3 million in fiscal 1998. The decrease in gross margin dollars was primarily due to a decline in sales.

     Gross margin after cost of merchandise sold and buying and occupancy expenses and excluding exiting categories and closed facilities was $376.9 million, or 27.3% of net sales from operations excluding exiting categories and closed facilities for fiscal 1999, compared to $384.3 million, or 26.8% of net sales from operations excluding exiting categories and closed facilities for fiscal 1998. Gross margin declined primarily due to the decline in net sales. The decline in net sales was primarily due to out of stock levels associated with procurement difficulties encountered prior to the Chapter 11 filings, which the Company believes adversely affected sales and gross margin.

     Gross margin for exiting categories and closed facilities, after cost of merchandise sold and buying and occupancy expenses, was $117.7 million, or 13.8% of net sales from exiting categories and closed facilities in fiscal 1999 as compared to gross margin of $370.0 million or 21.3% of net sales from exiting categories and closed facilities in fiscal 1998. The decrease in both gross margin dollars and rate was due to the volume of inventory liquidation and merchandise discounts offered in liquidating inventories at the 127 under performing stores closed in fiscal 1999 as compared to stores closed in fiscal 1998 and reduced sales from exiting categories including sports and fitness, electronics and toys.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses declined $128.3 million in fiscal 1999 to $580.8 million from $709.1 million in fiscal 1998. The $128.3 million decline was primarily due to store closures, corporate downsizing and overhead reduction efforts.

     Selling, general and administrative expenses were $462.4 million, or 33.5% of net sales from operations excluding exiting categories and closed facilities for fiscal 1999 compared to $508.8 million, or 35.5% of net sales from operations excluding exiting categories and closed facilities for fiscal 1998. The decrease was primarily attributable to a decrease in employment costs and other selling, general and administrative expenses primarily due to corporate downsizing and overhead reduction efforts.

     Selling, general and administrative expenses for exiting categories and closed facilities were $118.4 million, or 13.9% of net sales from exiting categories and closed facilities for fiscal 1999 compared to $200.3 million, or 11.5% of net sales from exiting categories and closed facilities for fiscal 1998. The decrease was primarily attributable to a decrease in employment costs offset by an increase in other selling, general and administrative expenses primarily due to store closures.

  Other Income

     Other income increased $25.5 million in fiscal 1999 to $38.4 million from $12.9 million in fiscal 1998. The increase was primarily due to gains on the sale of owned and leased properties.

  Depreciation and Amortization

     Depreciation and amortization on owned and leased property and equipment was $42.6 million for fiscal 1999 as compared to $57.1 million for fiscal 1998, a decrease of 25.4% primarily due to store closures. Capital expenditures, excluding capitalized leases, decreased to $23.0 million in fiscal 1999 as compared to $50.7 million in fiscal 1998.

  Reorganization Items

     Reorganization items represent expenses incurred by the Company resulting from the Chapter 11 Cases specific to the reorganization process. For the fiscal year ended January 2, 2000, the Company recorded net reorganization items (income) of ($1.8) million. Reorganization items include expenses of $18.3 million for professional fees, $11.1 million related to store closing costs, $9.8 million associated with the loss on disposal of assets, severance of $0.7 million and other administrative items of $4.3, partially offset by a change in estimate of $46.0 million associated with the reduction of accrued rent for rejected leases.

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

  Cumulative Effect of a Change in Accounting Principle

     The Company changed its method of accounting for layaway sales during fiscal 1999 in response to the Securities and Exchange Commission's Staff Accounting Bulletin: No. 101 -- Revenue Recognition In Financial Statements. The cumulative effect of the change for periods prior to fiscal 1999 is an increase in net loss of $6.6 million or ($0.07) per share. Layaway sales for 1999 have been recognized upon delivery of merchandise to the customer. Layaway sales in prior years were recognized when the initial layaway deposit was received.

  Income Tax

     The Company recognized an income tax benefit of $0.9 million for fiscal 1999 compared to $0.1 million for fiscal 1998. The Company has recorded a full valuation allowance on net deferred tax assets, as realization of such assets in the future is uncertain.

  Restructuring Plan

     On March 25, 1997, the Company adopted the 1997 Restructuring Plan. As a result, a pre-tax charge of $129.5 million for restructuring costs was recorded in the first quarter of fiscal 1997. The remaining components of the restructuring charge and an analysis of the change in the accrual for the fiscal year ended January 2, 2000 are outlined in the following table:

                                        ACCRUED                    1999 ACTIVITY                    ACCRUED
                                     RESTRUCTURING    ---------------------------------------    RESTRUCTURING
                                      COSTS AS OF     RESTRUCTURING      ASSET      CHANGE IN     COSTS AS OF
                                    JANUARY 3, 1999    COSTS PAID     WRITE-DOWNS   ESTIMATE    JANUARY 2, 2000
                                    ---------------   -------------   -----------   ---------   ---------------
                                                                  (IN THOUSANDS)
Lease termination and other real
  estate costs....................      $53,161          $(1,780)       $   --      $(43,487)       $7,894
Property and equipment
  write-downs.....................           --               --         2,489        (2,489)           --
                                        -------          -------        ------      --------        ------
          Total...................      $53,161          $(1,780)       $2,489      $(45,976)       $7,894
                                        =======          =======        ======      ========        ======

Note: The Accrued Restructuring Costs as of January 2, 2000 are included in
      Liabilities Subject to Compromise.

     The closing of nine stores during the first half of fiscal 1998 brought the total number of closures, in accordance with the 1997 Restructuring Plan, to 53 stores and one distribution center. Store closures were completed as of May 1998. The Company closed less than 60 stores primarily because it was unable to negotiate acceptable exit terms with the related lessors.

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

  Rationalization Plan

     In February 1999, the Company announced the Rationalization Plan. On March 8, 1999, as part of the Rationalization Plan and prior to the filing of the involuntary bankruptcy petition, the Board of Directors approved the adoption of a business restructuring plan to close 106 stores, to close the Dallas distribution center and to reduce the Company's workforce at its Nashville corporate offices by 150 employees. As a result, a pre-tax charge of $99.5 million for restructuring costs was recorded in the first quarter of 1999. On March 29, 1999 and in connection with the Chapter 11 Cases, store leases under this plan were approved for rejection by the Bankruptcy Court. The components of the restructuring charge and the amounts charged against the accrual through fiscal year ended January 2, 2000 are outlined in the following table:

                                                                   1999 ACTIVITY
                                       INITIAL CHARGE   ------------------------------------       ACCRUED
                                        RECORDED IN                     ASSET      CHANGE IN     COSTS AS OF
                                         MARCH 1999     COSTS PAID   WRITE-DOWNS   ESTIMATE    JANUARY 2, 2000
                                       --------------   ----------   -----------   ---------   ---------------
                                                                   (IN THOUSANDS)
Lease termination and other real
  estate costs.......................     $62,469        $ (9,297)    $     --     $(14,857)       $38,315
Property and equipment write-downs...      24,452              --      (19,298)      (5,154)            --
Employee severance...................      12,533          (9,237)          --       (2,818)           478
                                          -------        --------     --------     --------        -------
          Total......................     $99,454        $(18,534)    $(19,298)    $(22,829)       $38,793
                                          =======        ========     ========     ========        =======

Note: The Accrued Costs as of January 2, 2000 are included in Liabilities Subject to Compromise.

     The stores planned for closure included both owned and leased properties. Lease termination and other real estate costs consist principally of the remaining rental payments required under the closing stores' and distribution center's lease agreements subject to the provisions of Section 502(b)(6) of the Bankruptcy Code, net of any actual or reasonably probable sublease income.
Section 502(b)(6) limits the lessor's claim to the rent reserved by such lease, without acceleration, for the greater of one year, or 15 percent of the remaining term of the lease, not to exceed three years. Any unpaid rent is included in the claim. The Company experienced lower than expected expenses in lease terminations, dispositions of closed stores and severance payments during the fiscal year ended January 2, 2000. As a result, the Company reduced its estimate for these costs by $23.0 million.

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

LIQUIDITY AND CAPITAL RESOURCES

     On March 27, 1999, the Debtors filed the Chapter 11 Cases, which affect the Company's liquidity and capital resources. See Item 1. "Business -- Proceedings Under Chapter 11 of the Bankruptcy Code."

     Availability under DIP Facility and the DIP to Exit Facility, trade credit and terms from vendors provided the resources required to support operations, seasonal working capital requirements and capital expenditures during fiscal 2000. The Company's business is highly seasonal with the Company's inventory investment and related short-term borrowing requirements reaching a peak prior to the Christmas season. Historically, positive cash flow from operations has been generated principally in the latter part of the fourth quarter of each fiscal year, in line with the seasonal nature of the Company's business.

     Net cash provided (used) by operations was $29.8 million for fiscal 2000 as compared to $194.5 million for fiscal 1999 and ($291.0) million for fiscal 1998. Cash flow from operations decreased for fiscal 2000 compared to fiscal 1999 primarily as a result of fewer proceeds from liquidation of exited merchandise categories in 2000 compared to the 1999 liquidation of inventories from store closings. Cash flow from operations increased for fiscal 1999 compared to fiscal 1998 primarily as a result of: (i) reduced disbursements as a result of the bankruptcy filing and the concomitant reclassification of pre-petition liabilities to liabilities subject to compromise; (ii) cash generated from the liquidation of inventory as a result of store closings; and (iii) improved vendor terms, resulting in higher post-petition accounts payable balances.

     Net cash provided (used) by investing activities was ($40.4) million, $38.0 million, and ($36.5) million for fiscal 2000, 1999 and 1998, respectively. Cash used by investing activities in fiscal 2000 resulted primarily from capital spending for store remodeling, offset by proceeds from the sale of real estate. Cash provided by investing activities in fiscal 1999 resulted primarily from proceeds from the sale of real estate partially offset by capital spending.

     Net cash provided (used) by financing activities was ($19.1) million, ($304.6) million and $97.1 million for fiscal 2000, 1999 and 1998, respectively. In fiscal 2000, cash used by financing activities reflected the pay down of the $100 million term loan under the DIP Facility and the assumption of the $60 million term loan under the DIP to Exit Facility. In fiscal 1999, cash used in financing activities of $304.6 million arose primarily from paying down the Company's total debt. In fiscal 1998, cash provided by financing activities reflected a $156.0 million net increase in short-term borrowings.

  Capital Expenditures

     Capital expenditures in fiscal 2000 and 1999 related primarily to information systems improvements, capital maintenance, remodeling and preparing the stores for subleasing. In fiscal 2000, the Company closed five under performing stores, as compared to the opening of one store and the closing of 128 stores, including 106 under performing stores as part of the Rationalization Plan, in fiscal 1999. In fiscal 1998, the Company opened six stores and closed 17 stores.

     Planned capital expenditures for fiscal 2001 are expected to be approximately $27.0 million and are expected to be directed primarily to store remodels, capital maintenance and information systems improvements. The Company expects to fund these planned expenditures primarily with borrowings under the DIP to Exit Facility.

  Capital Structure

     The Company's principal sources of liquidity during fiscal 2000 were borrowings under the DIP Facility and the DIP to Exit Facility, which included a $60.0 million term loan and a revolving credit facility with a maximum commitment level of $540.0 million. At December 31, 2000, the Company had $89.1 million in revolving loans outstanding under the DIP to Exit Facility. The Company had $43.0 million in revolving loans outstanding under the DIP Facility on January 2, 2000.

     Average short-term borrowings for fiscal 2000 decreased to $123.3 million as compared to $157.2 million for fiscal 1999, due primarily to liquidations of merchandise in toys, electronics and sporting goods categories and sales of property and equipment. Short-term borrowings under the revolver portion of the DIP to Exit Facility reached a maximum of $282.7 million during fiscal 2000 as compared to $382.2 million in fiscal 1999.

     On April 14, 2000, the Company entered into the DIP to Exit Facility, which replaced the DIP Facility. The Bankruptcy Court approved the DIP to Exit Facility on April 4, 2000. The DIP to Exit Facility matures on April 14, 2004, and includes $60.0 million in term loans and up to a maximum of $540.0 million in revolving loans including a $150.0 million sub-facility for letters of credit. Interest rate spreads on the DIP to Exit Facility are initially LIBOR plus 2.50% on Eurodollar loans and Prime Rate plus 0.75% on Alternate Base Rate loans. After the first quarter of 2001, these spreads are subject to quarterly adjustment pursuant to a pricing grid based on availability and financial performance, with ranges of 200 to 275 basis points over LIBOR and 25 to 100 basis points over prime rate. Short-term borrowings outstanding under the revolver of the DIP to Exit Facility were $89.1 million as of December 31, 2000. Outstanding borrowings under the term loan of the DIP to Exit Facility were $60.0 million as of December 31, 2000. There is a commitment fee of 0.375% on the undrawn portion of the revolving loans under the DIP to Exit Facility.

     Borrowings under the DIP to Exit Facility are secured by all material unencumbered assets of the Company and its subsidiaries, including inventory, but excluding previously mortgaged property. Borrowings under the DIP to Exit Facility are limited based on a borrowing base formula, which considers eligible inventories, eligible accounts receivable, mortgage values on eligible real properties, eligible leasehold interests, available cash equivalents and in-transit cash. Availability under the facility continues unless the Company breaches the financial covenants for the DIP to Exit Facility. As of December 31, 2000, the Company was in compliance with its financial covenants under the DIP to Exit Facility.

     Conversion of the DIP to Exit Facility to an exit financing upon the Company's anticipated emergence from Chapter 11 is subject to customary closing conditions, including the collateral and administrative agent's reasonable satisfaction with capital structure, plan of reorganization and any materially revised projections, as well as the achievement by the Company of a specified trailing 12-month earnings level (which varies depending on time of exit) and certain minimum availability (which varies from $50.0 to $100.0 million) depending on the time of exit.

     There can be no assurance that the Company will be able to access liquidity from the DIP to Exit Facility, or from any other source, or that such liquidity will be sufficient to meet the Company's needs. Moreover, there can be no assurance that the Company will exit Chapter 11 or convert the DIP to Exit Facility to an exit financing facility. See "Management Discussion and Analysis of Financial Conditions and Results of Operations -- Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995."

  Inflation

     The Company does not believe inflation has had a material impact on the Company's net sales or net loss during the last three fiscal years.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS No. 133 to clarify four areas causing difficulties in implementation. The Company adopted SFAS No. 133 and the corresponding amendments under SFAS No. 138 on January 1, 2001. The adoption of this Statement did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's operations are subject to market risks primarily from changes in interest rates. The Company has immaterial exposure to exchange rate risk. The Company manages its interest rate risk by entering into interest rate swap agreements and balancing its debt portfolio with both fixed and floating rate borrowings. As of December 31, 2000, the Company was party to interest rate swaps covering a portion of its short-term borrowings, which vary seasonally. These swaps, which vary in notional amount from $85 million to $155 million and expire January 2, 2002, exchange floating interest rate exposure for fixed interest rate exposure. The Company will pay a weighted average fixed rate of 6.97%, rather than the one-month LIBOR, which was 6.56% as of December 31, 2000. As of January 2, 2000, the Company was party to interest rate swaps covering $125 million in principal amount of indebtedness and expiring in December 2000. These swaps exchanged the Company's floating interest rate exposure on $125 million in debt for fixed interest rate exposure. The Company paid a weighted average fixed rate of 5.97% on the $125 million notional amount rather than the three-month LIBOR which was 6.18% as of January 2, 2000. As of December 31, 2000 and January 2, 2000, these swaps had no carrying value. The fair values of interest rate swap agreements is estimated based on quotes from dealers of these instruments and represents the estimated amounts the Company could expect to pay or receive to terminate the agreements. The fair value of the Company's interest rate swap agreements was $(1.6) million and $(2.3) million as of December 31, 2000 and January 2, 2000, respectively. The following table summarizes as of December 31, 2000 and January 2, 2000, the amount of fixed interest rate indebtedness and the amount of variable rate indebtedness that is scheduled to become due in the stated period, respectively. See Note L to the Consolidated Financial Statements.

    SCHEDULED MATURITY DATES OF TERM LOAN AND LONG-TERM DEBT AS OF 12/31/00
                          (INCLUDING CURRENT PORTION)

                                2001      2002       2003       2004      2005    THEREAFTER    TOTAL     FAIR VALUE
                               -------   -------   --------   --------   ------   ----------   --------   ----------
                                                                  (IN THOUSANDS)
Fixed Rate Debt..............  $23,975   $ 4,926   $155,389   $158,472   $6,355    $31,733     $380,850    $ 96,536
Average interest rate........     8.63%     8.99%      9.00%      8.99%    9.00%      8.97%
Variable Rate Debt...........   26,667     9,192         --     60,000       --         --       95,859      95,929
                                                                                               --------    --------
Average interest rate........     8.05%     8.05%        --%      9.13%      --%        --%
         Total Debt..........  $50,642   $14,118   $155,389   $218,472   $6,355    $31,733     $476,709    $192,465
                                                                                               ========    ========

     SCHEDULED MATURITY DATES OF TERM LOAN AND LONG-TERM DEBT AS OF 1/2/00
                          (INCLUDING CURRENT PORTION)

                              2000       2001      2002       2003       2004     THEREAFTER    TOTAL     FAIR VALUE
                             -------   --------   -------   --------   --------   ----------   --------   ----------
                                                                 (IN THOUSANDS)
Fixed Rate Debt............  $ 5,612   $ 18,382   $ 4,926   $155,389   $158,472    $47,867     $390,648    $109,838
Average interest rate......     8.91%      8.92%     8.92%      8.91%      8.83%      8.39%
Variable Rate Debt.........   27,667     98,500    12,192         --         --         --      138,359     137,837
                                                                                               --------    --------
Average interest rate......     7.94%      7.93%     7.03%        --%        --%        --%
         Total Debt........  $33,279   $116,882   $17,118   $155,389   $158,472    $47,867     $529,007    $247,675
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        FISCAL YEAR ENDED
                                                              --------------------------------------
                                                              DECEMBER 31,   JANUARY 2,   JANUARY 3,
                                                                  2000          2000         1999
                                                              ------------   ----------   ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales:
  Operations excluding exiting categories and closed
    facilities..............................................   $1,290,797    $1,378,578   $1,434,998
  Exiting categories and closed facilities..................      259,201       851,922    1,734,527
                                                               ----------    ----------   ----------
                                                                1,549,998     2,230,500    3,169,525
Cost of merchandise sold and buying and occupancy expenses:
  Operations excluding exiting categories and closed
    facilities..............................................      901,043     1,001,728    1,050,741
  Exiting categories and closed facilities..................      266,410       734,220    1,364,515
                                                               ----------    ----------   ----------
                                                                1,167,453     1,735,948    2,415,256
                                                               ----------    ----------   ----------
Gross margin (loss) after cost of merchandise sold and
  buying and occupancy expenses:
  Operations excluding exiting categories and closed
    facilities..............................................      389,754       376,850      384,257
  Exiting categories and closed facilities..................       (7,209)      117,702      370,012
                                                               ----------    ----------   ----------
                                                                  382,545       494,552      754,269
                                                               ----------    ----------   ----------
Selling, general and administrative expenses:
  Operations excluding exiting categories and closed
    facilities..............................................      362,865       462,392      508,831
  Exiting categories and closed facilities..................       80,658       118,372      200,254
                                                               ----------    ----------   ----------
                                                                  443,523       580,764      709,085
                                                               ----------    ----------   ----------
Other income, net...........................................      (15,211)      (38,402)     (12,927)
Restructuring charge (income)...............................       (2,506)       76,743      (14,895)
Impairment of assets........................................           --            --       43,079
Depreciation and amortization:
  Operations excluding exiting categories and closed
    facilities..............................................       38,724        37,958       39,023
  Exiting categories and closed facilities..................          628         4,606       18,049
                                                               ----------    ----------   ----------
                                                                   39,352        42,564       57,072
                                                               ----------    ----------   ----------
Reorganization items expense (income).......................       55,553        (1,823)          --
                                                               ----------    ----------   ----------
Loss before interest, income tax, extraordinary item, and
  cumulative effect of a change in accounting principle.....     (138,166)     (165,294)     (27,145)
Interest expense (contractual interest $69,952 and $87,360
  for the years ended December 31, 2000 and January 2, 2000,
  respectively).............................................       41,796        64,835       83,255
                                                               ----------    ----------   ----------
Loss before income tax, extraordinary item, and cumulative
  effect of a change in accounting principle................     (179,962)     (230,129)    (110,400)
Income tax benefit..........................................         (406)         (874)         (93)
                                                               ----------    ----------   ----------
Loss before extraordinary item and cumulative effect of a
  change in accounting principle............................     (179,556)     (229,255)    (110,307)
Extraordinary loss from early extinguishment of debt........           --        (7,851)          --
Cumulative effect of a change in recording layaway sales....           --        (6,566)          --
                                                               ----------    ----------   ----------
Net loss....................................................   $ (179,556)   $ (243,672)  $ (110,307)
                                                               ==========    ==========   ==========
Loss per common share -- basic and diluted:
Loss before extraordinary item and cumulative effect of a
  change in accounting principle............................   $    (1.80)   $    (2.30)  $    (1.11)
Extraordinary loss from early extinguishment of debt........           --         (0.08)          --
Cumulative effect of a change in recording layaway sales....           --         (0.07)          --
                                                               ----------    ----------   ----------
Net loss....................................................   $    (1.80)   $    (2.45)  $    (1.11)
                                                               ==========    ==========   ==========
Pro forma amounts assuming the new layaway sales recognition is applied retroactively:
Loss before extraordinary item..............................                 $ (229,255)  $ (109,078)
Loss per common share -- basic and diluted..................                 $    (2.30)  $    (1.09)
Net loss....................................................                 $ (237,106)  $ (109,078)
Loss per common share -- basic and diluted..................                 $    (2.38)  $    (1.09)

  The accompanying notes are an integral part of these consolidated financial statements.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    JANUARY 2,
                                                                  2000           2000
                                                              ------------    ----------
                                                                    (IN THOUSANDS,
                                                                EXCEPT PER SHARE DATA)
                           ASSETS
Current Assets:
  Cash and cash equivalents.................................   $   31,838     $   61,591
  Accounts receivable, net of allowance of $18,542 and
     $19,474 , respectively.................................        7,061         13,171
  Inventories...............................................      440,324        642,997
  Prepaid expenses and other assets.........................       11,025         29,135
                                                               ----------     ----------
          TOTAL CURRENT ASSETS..............................      490,248        746,894
Net property and equipment -- owned.........................      364,898        353,078
Net property and equipment -- leased........................       12,330         14,636
Other assets and deferred charges...........................       58,376         56,638
                                                               ----------     ----------
          TOTAL ASSETS......................................   $  925,852     $1,171,246
                                                               ==========     ==========
           LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities Not Subject To Compromise
Current Liabilities:
  Notes payable.............................................   $   89,143     $   42,977
  Accounts payable..........................................       48,570         67,318
  Accrued expenses..........................................      158,843        191,200
  State and local sales taxes...............................       16,300         28,737
  Borrowings classified as current..........................           --          1,000
  Current maturities of capitalized lease obligations.......           93             86
                                                               ----------     ----------
          TOTAL CURRENT LIABILITIES.........................      312,949        331,318
                                                               ----------     ----------
Long Term Liabilities:
  Long-term debt............................................       60,000         98,500
  Capitalized lease obligations.............................        2,396          2,514
                                                               ----------     ----------
          TOTAL LONG-TERM LIABILITIES.......................       62,396        101,014
Liabilities Subject To Compromise...........................      747,251        755,975
                                                               ----------     ----------
          TOTAL LIABILITIES.................................    1,122,596      1,188,307
                                                               ----------     ----------
Commitments and contingencies (Note S)
SHAREHOLDERS' DEFICIT
  Preferred stock, $1 par value, 4,600 shares authorized,
     undesignated as to rate and other rights, none
     issued.................................................           --             --
  Series A Junior Preferred Stock, $1 par value, 1,100
     shares authorized, none issued.........................           --             --
  Common stock, $.50 par value, authorized 500,000 shares,
     issued and outstanding 99,871 and 100,012 shares,
     respectively...........................................       49,935         50,006
  Additional paid-in capital................................        5,881          6,424
  Deferred compensation.....................................         (221)          (708)
  Retained deficit..........................................     (252,339)       (72,783)
                                                               ----------     ----------
          TOTAL SHAREHOLDERS' DEFICIT.......................     (196,744)       (17,061)
                                                               ----------     ----------
          TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT.......   $  925,852     $1,171,246
                                                               ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

                                                                                      ACCUMULATED
                                       COMMON STOCK                                      OTHER
                                     -----------------   ADDITIONAL                  COMPREHENSIVE   RETAINED
                                     COMMON      PAR      PAID-IN       DEFERRED        INCOME       (DEFICIT)
                                     SHARES     VALUE     CAPITAL     COMPENSATION      (LOSS)       EARNINGS      TOTAL
                                     -------   -------   ----------   ------------   -------------   ---------   ---------
                                                                        (IN THOUSANDS)
BALANCE DECEMBER 28, 1997..........  100,376   $50,188     $7,908       $(2,787)         $  --       $ 281,196   $ 336,505
  Comprehensive loss:
    Net loss.......................       --        --         --            --             --        (110,307)   (110,307)
    Minimum pension liability
      adjustment...................       --        --         --            --           (869)             --        (869)
                                                                                                                 ---------
    Comprehensive net loss.........                                                                               (111,176)
  Shares issued under restricted
    stock awards...................       50        25         83          (108)            --              --          --
  Amortization of deferred
    compensation...................       --        --         --           625             --              --         625
  Cancellation/forfeiture of
    restricted stock...............      (86)      (43)      (311)          295             --              --         (59)
                                     -------   -------     ------       -------          -----       ---------   ---------
BALANCE JANUARY 3, 1999............  100,340    50,170      7,680        (1,975)          (869)        170,889     225,895
  Comprehensive loss:
    Net loss.......................       --        --         --            --             --        (243,672)   (243,672)
    Minimum pension liability
      adjustment...................       --        --         --            --            869              --         869
                                                                                                                 ---------
    Comprehensive net loss.........                                                                               (242,803)
  Amortization of deferred
    compensation...................       --        --         --           356             --              --         356
  Cancellation/forfeiture of
    restricted stock...............     (328)     (164)    (1,256)          911             --              --        (509)
                                     -------   -------     ------       -------          -----       ---------   ---------
BALANCE JANUARY 2, 2000............  100,012    50,006      6,424          (708)            --         (72,783)    (17,061)
  Net loss.........................       --        --         --            --             --        (179,556)   (179,556)
  Amortization of deferred
    compensation...................       --        --         --           200             --              --         200
  Cancellation/forfeiture of
    restricted stock...............     (141)      (71)      (543)          287             --              --        (327)
                                     -------   -------     ------       -------          -----       ---------   ---------
BALANCE DECEMBER 31, 2000..........   99,871   $49,935     $5,881       $  (221)         $  --       $(252,339)  $(196,744)
                                     =======   =======     ======       =======          =====       =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        FISCAL YEAR ENDED
                                                              --------------------------------------
                                                              DECEMBER 31,   JANUARY 2,   JANUARY 3,
                                                                  2000          2000         1999
                                                              ------------   ----------   ----------
                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................   $(179,556)    $(243,672)   $(110,307)
  Adjustments to reconcile net loss to net cash provided
    (used) by operating activities:
    Extraordinary loss from early extinguishment of debt....          --         7,851           --
    Cumulative effect of a change in accounting
      principle -- layaway sales............................          --         6,566           --
    Depreciation and amortization(a)........................      45,654        57,059       63,820
    Deferred income tax.....................................          --            --       24,303
    Provision for write-off of bad debts....................        (932)       17,810         (457)
    Net gain on sale of property and equipment..............      (4,457)      (19,567)     (12,927)
    Provision for write-down of restricted cash.............          --         8,819           --
    Write-down of property and equipment due to asset
      impairment............................................          --            --       43,079
    Write-down of property and equipment due to
      restructuring.........................................          --        16,809           --
    Reorganization items....................................      55,553        (1,823)          --
    Reversal of restructuring charges.......................          --            --      (14,895)
    Changes in assets and liabilities:
      Accounts receivable...................................       7,042        (6,358)       5,489
      Inventories...........................................     202,673       256,800       33,515
      Prepaid expenses and other assets.....................       8,909         3,644       (7,576)
      Accounts payable......................................     (10,795)       28,822     (253,862)
      Accrued expenses......................................     (89,433)       21,077      (36,557)
      Accrued restructuring costs...........................      (4,845)       29,894      (13,892)
      Income tax............................................          --        10,769      (10,769)
                                                               ---------     ---------    ---------
        NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:...      29,813       194,500     (291,036)
                                                               ---------     ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment -- owned..............     (74,097)      (22,957)     (50,676)
  Proceeds from sale of property and equipment..............       8,746        49,434       44,845
  Proceeds from sale of property and
    equipment -- reorganization.............................      27,356         4,592           --
  Restricted cash and other assets, net.....................      (2,453)        6,908      (30,673)
                                                               ---------     ---------    ---------
        NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES:...     (40,448)       37,977      (36,504)
                                                               ---------     ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net................................      46,166      (113,023)     156,000
  Proceeds from long-term debt..............................          --       150,000           --
  Repayment of long-term debt...............................     (52,298)     (308,226)     (48,002)
  Repayment of capitalized lease obligations................      (4,159)       (6,363)      (8,649)
  Debt issuance costs.......................................          --       (22,764)      (2,170)
  Debt issuance costs -- reorganization.....................      (8,500)       (3,750)          --
  Forfeiture of restricted stock............................        (327)         (509)         (59)
                                                               ---------     ---------    ---------
        NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES:...     (19,118)     (304,635)      97,120
                                                               ---------     ---------    ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................     (29,753)      (72,158)    (230,420)
CASH AND CASH EQUIVALENTS -- BEGINNING OF YEAR..............      61,591       133,749      364,169
                                                               ---------     ---------    ---------
CASH AND CASH EQUIVALENTS -- END OF YEAR....................   $  31,838     $  61,591    $ 133,749
                                                               =========     =========    =========
SUPPLEMENTAL DATA:
Cash paid (received) during the year for:
  Interest..................................................   $  23,008     $  47,308    $  63,632
  Income tax................................................   $    (359)    $ (19,200)   $ (17,442)
  Reorganization items......................................   $  28,942     $  20,420    $      --
Non-cash financing activities:
  Other comprehensive income (loss).........................   $      --     $     869    $    (869)
  Addition to property -- capital lease.....................   $      --     $   2,600    $      --

---------------
(a) Includes other amortization classified as either selling, general and administrative expense or interest expense of $6,302 for fiscal 2000, $14,495 for fiscal 1999, $6,748 for fiscal 1998.

  The accompanying notes are an integral part of these consolidated financial statements.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2000

A.  DESCRIPTION OF THE BUSINESS

     The Company is one of the nation's largest retailers of jewelry and offers a selection of brand-name home goods and other product lines. The major categories of goods offered by the Company are fine jewelry, kitchen and dining, home accents and furniture, looking healthy/staying healthy, season to season, and travel and adventure. Customer purchases typically take place in a Company store, by telephone, or via the internet. The Company is engaged in a highly competitive business and competes with most nationally known jewelry and general retail merchandisers, including department, general merchandise, specialty and discount stores. As of December 31, 2000, the Company operated 218 stores in 31 states.

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

     Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and other contractual obligations against the Debtors may not be enforced. In addition, under the Bankruptcy Code the Debtors may assume or reject executory contracts, including lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Bankruptcy Court. Although the Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy in 2002, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan(s) will be consummated. As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to submit a plan of reorganization for 120 days. On May 25, 1999, the Company received Bankruptcy Court approval to extend the period in which the Company had the exclusive right to file or advance a plan of reorganization in its Chapter 11 case. The order extended the Company's exclusive right to file a plan from July 23, 1999 to February 29, 2000, and extended the Company's exclusive right to solicit acceptances of its plan from September 21, 1999 to May 1, 2000. On February 2, 2000, the Company received Bankruptcy Court approval to extend the period in which the Company has the exclusive right to file or advance a plan from February 29, 2000 to April 30, 2001 and extend the Company's right to solicit acceptances of its plan from May 1, 2000 to June 30, 2001. On February 1, 2001, the Company filed its motion requesting the Bankruptcy Court to extend the period in which the Company has the exclusive right to file or advance a plan until January 31, 2002, and to extend further the Company's right to solicit acceptances of its plan until April 1, 2002. See Note V -- Subsequent Events.

     If the Debtors fail to file a plan of reorganization during such period or extension thereof or if such plan is not accepted by the required number of creditors and equity holders, any party in interest may subsequently file its own plan of reorganization for the Debtors. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

met. The plan or plans currently being considered by the Company involve a debt conversion of the Company's pre-petition unsecured claims into new common equity of the reorganized Company. Under such circumstances, the existing common stock of the Company would be cancelled and existing holders of the common stock would receive no value for their interests. The Company believes the value of the common stock is highly speculative since it is probable that it will be cancelled, and therefore, worthless if the expected plan of reorganization is consummated.

C.  FINANCIAL STATEMENT PRESENTATION AND GOING CONCERN MATTERS

     The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and in accordance with AICPA Statement of Position ("SOP") 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code."

     The line item "Exiting categories and closed facilities" represents activity specifically identifiable to closed facilities and inventory liquidations conducted in conjunction with (1) the Company's restructuring plan adopted on March 25, 1997 ("Restructuring Plan"); (2) the Company's rationalization plan adopted on March 8, 1999 ("Rationalization Plan"); (3) exiting the computer, infant, pet supply and other merchandise categories and certain components of the wireless communication and sporting goods categories as part of a remerchandising program and (4) the Company's 2000 Business Plan. As of December 31, 2000, primarily all of the aforementioned merchandise categories have been liquidated. All activity for these items is classified in "Exiting categories and closed facilities." Prior year amounts reflect operating results for these same facilities and merchandise classifications. Selling, general and administrative expenses for closed facilities do not include any allocation of corporate overhead.

     The Company's recent losses and the Chapter 11 Cases raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, (i) the Company's ability to comply with its debtor-in-possession financing agreements, (ii) the Company's ability to revise and implement its business plan, (iii) confirmation of a plan of reorganization under the Bankruptcy Code, (iv) the Company's ability to achieve profitable operations after such confirmation, and (v) the Company's ability to generate sufficient cash from operations to meet its obligations.

     As described in Note B, the Company has an exclusive right to submit a plan of reorganization to the Bankruptcy Court through April 30, 2001, and has filed a motion seeking to extend exclusivity to file a plan to January 31, 2002. Management believes that the plan of reorganization, as it is being developed and subject to approval of the Bankruptcy Court, along with cash provided by the debtor-in-possession facility and operations, will provide sufficient liquidity to allow the Company to continue as a going concern; however, there can be no assurance that the sources of liquidity will be available or sufficient to meet the Company's needs. A plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The consolidated financial statements do not give effect to any adjustment to the carrying value of assets or amounts and classifications of liabilities that might be necessary as a result of the Chapter 11 Cases.

     On February 21, 2000, the Company's Board of Directors approved its 2000 Business Plan, which emphasized: (i) an expansion of jewelry and jewelry related products; (ii) an exit of certain unprofitable home good categories; (iii) the reducing of selling and warehouse spaces within the Company's stores to adjust for the new merchandise mix, which allows for potential subleasing of excess space; and (iv) cost saving initiatives. The Company intends to revise its business plan for 2001 to seek additional cost savings. See

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

note V -- Subsequent Events. The execution and success of the Company's business plan is subject to numerous risks and uncertainties.

D.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions and balances have been eliminated.

     Fiscal year: The Company maintains its books using a 52/53 week year ending on the Sunday closest to the end of the calendar year. There were 52 weeks in the fiscal years ended December 31, 2000 and January 2, 2000. There were 53 weeks in the fiscal year ended January 3, 1999.

     Use of estimates: The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the consolidated financial statements. Changes in such estimates may affect amounts reported in future periods.

     Cash and cash equivalents: Cash and cash equivalents include cash on hand and short-term, highly liquid investments which generally include commercial paper and institutional money market funds with original terms to maturity of less than 30 days.

     Accounts receivable: Accounts receivable includes primarily trade accounts, vendor allowances, receivables for income earned on the private label credit card and real estate receivables earned on subleases.

     Inventories: Inventories are valued at the lower of cost or market. Cost is determined utilizing the first-in, first-out method and includes certain buying and warehousing costs.

     Advertising: The Company generally expenses the costs of producing and distributing advertising the first time the advertising takes place. Net advertising expense was $94.1 million, $110.6 million and $133.0 million for fiscal 2000, 1999 and 1998, respectively. Advertising costs of $2.3 million and $5.6 million were included in prepaid expenses at December 31, 2000 and January 2, 2000, respectively.

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

     Deferred charges and other assets: Deferred charges consist primarily of debt issuance costs and deferred finance charges which are amortized over the life of the related debt. This amortization is classified as interest and reorganization expense. Other assets primarily include restricted cash required by the Company's captive insurance company and the adequate protection payment program for certain pre-petition mortgage obligations.

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

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS No. 133 to clarify four areas causing difficulties in implementation. The Company will adopt SFAS No. 133 and the corresponding amendments under SFAS No. 138 on January 1, 2001. The adoption of this Statement will not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

     Impairment of assets: The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that net book value of the asset may not be recoverable in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets to Be Disposed Of." As disclosed in Note G, the Company recorded an impairment charge under SFAS No. 121 in fiscal 1998.

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

     Income tax: The Company reports income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, the asset and liability method is used for computing future income tax consequences of events that have been recognized in the Company's consolidated financial statements or income tax returns. Deferred income tax expense or benefit is the change during the year in the Company's deferred income tax assets and liabilities.

     Net loss per common share: Net loss per common share for all periods have been computed in accordance with SFAS No. 128, "Earnings Per Share." Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year plus incremental shares that would have been outstanding upon the assumed vesting of dilutive restricted stock and the assumed exercise of dilutive stock options. See Note N for a reconciliation of basic and diluted loss per share.

     Comprehensive income (loss): Comprehensive income (loss) is reported in accordance with SFAS No. 130, "Reporting Comprehensive Income." Other comprehensive income (loss) includes minimum pension liability adjustments. See Note P for reporting of minimum pension liabilities.

     Cumulative effect of a change in accounting principle: The Company adopted the Securities and Exchange Commission's Staff Accounting Bulletin: No.
101 -- Revenue Recognition In Financial Statements in fiscal 1999. As a result, layaway sales for 2000 and 1999 have been recognized upon delivery of merchandise to the customer. Layaway sales in prior years were recognized when the initial layaway deposit was received. The amount of cash received upon initiation of the layaway is recorded as a deposit liability within accrued expenses. The cumulative effect of the change for periods prior to fiscal 1999 is an increase in net loss of $6.6

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

million or ($0.07) per share. The pro forma amounts shown on the Consolidated Statement of Operations have been adjusted for the effect of retroactive application on sales and cost of sales. See Note U.

     Reclassification: Certain reclassifications have been made to fiscal 1999 and 1998 to conform to the fiscal 2000 presentation.

E.  RESTRUCTURING PLANS

  1997 Restructuring Plan

     On March 25, 1997, the Company adopted a business restructuring plan to close up to 60 under performing stores and one distribution center. As a result, a pre-tax charge of $129.5 million for restructuring costs was taken in the first quarter of fiscal 1997. The remaining component of the restructuring charge accrual and an analysis of the change in the accrual for the fiscal year ended December 31, 2000 are outlined in the following table:

                                         ACCRUED             2000 ACTIVITY              ACCRUED
                                      RESTRUCTURING    -------------------------     RESTRUCTURING
                                       COSTS AS OF     RESTRUCTURING   CHANGE IN      COSTS AS OF
                                     JANUARY 2, 2000    COSTS PAID     ESTIMATE    DECEMBER 31, 2000
                                     ---------------   -------------   ---------   -----------------
                                                             (IN THOUSANDS)
Lease termination and other real
  estate costs.....................      $7,894            $(56)         $(123)         $7,715
                                         ======            ====          =====          ======

Note: The accrued restructuring costs are included in Liabilities Subject to Compromise.

     The closing of nine stores during the first half of fiscal 1998 brought the total number of closures, in accordance with the 1997 Restructuring Plan, to 53 stores and one distribution center. Store closures were completed as of May 1998. The Company closed less than 60 stores primarily because it was unable to obtain acceptable exit terms from the related lessors.

     Lease terminations and other real estate costs primarily consist of contractual rent payments and other real estate costs. These amounts have been accrued according to the remaining leasehold obligations under Section 502(b)(6) of the Bankruptcy Code. Section 502(b)(6) limits a lessor's claim to the rent reserved by such lease, without acceleration, to the greater of one year or 15 percent, not to exceed three years, of the remaining term of the lease. Any unpaid rent is included in the claim.

     The Company experienced lower than expected expenses in lease termination and disposition of closed stores for the fiscal year ended December 31, 2000. As a result the Company reduced its estimate for these costs by approximately $0.1 million.

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

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The remaining components of the restructuring charge accrual and an analysis of the change in the accrual for the year ended December 31, 2000 are outlined in the following table:

                                                                                          ACCRUED
                                             ACCRUED             2000 ACTIVITY         RESTRUCTURING
                                          RESTRUCTURING    -------------------------    COSTS AS OF
                                           COSTS AS OF     RESTRUCTURING   CHANGE IN   DECEMBER 31,
                                         JANUARY 2, 2000    COSTS PAID     ESTIMATE        2000
                                         ---------------   -------------   ---------   -------------
                                                               (IN THOUSANDS)
Lease termination and other real estate
  costs................................      $38,315          $(1,702)      $(2,486)      $34,127
Employee severance.....................          478             (581)          103            --
                                             -------          -------       -------       -------
          Total........................      $38,793          $(2,283)      $(2,383)      $34,127
                                             =======          =======       =======       =======

Note: The accrued restructuring costs are included in Liabilities Subject to Compromise.

     Lease terminations and other real estate costs primarily consists of contractual rent payments. These amounts have been accrued according to the remaining leasehold obligations under Section 502(b)(6) of the Bankruptcy Code.
Section 502(b)(6) limits a lessor's claim to the rent reserved by such lease, without acceleration, to the greater of one year or 15 percent, not to exceed three years, of the remaining term of the lease. Any unpaid rent is included in the claim.

     The Company experienced lower than expected expenses in lease termination and disposition of closed stores for the fiscal year ended December 31, 2000. As a result the Company reduced its estimate for these costs by $2.4 million.

     The employee severance provision was recorded for the termination of approximately 4,400 employees associated with the closures, as well as the reduction of corporate overhead. All such terminations were completed as of December 31, 2000.

     As of December 31, 2000, leases remaining on locations closed in connection with the restructuring plans vary in length with expiration dates ranging from January 2001 to February 2020.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

F.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                             DECEMBER 31,     JANUARY 2,
                                                                 2000            2000
                                                             ------------     ----------
                                                                     (IN THOUSANDS)
Owned assets:
Land.......................................................   $  83,057        $  84,039
Buildings..................................................     297,831          297,761
Furniture, fixtures and equipment..........................     225,786          293,368
Leasehold improvements.....................................      84,002           70,622
Other......................................................       1,804            1,990
                                                              ---------        ---------
                                                                692,480          747,780
Less: Accumulated depreciation and amortization............    (327,582)        (394,702)
                                                              ---------        ---------
Owned assets, net..........................................   $ 364,898        $ 353,078
                                                              =========        =========
Capitalized leases:
Real estate................................................   $  52,571        $  55,710
Furniture, fixtures and equipment..........................         579            1,598
                                                              ---------        ---------
                                                                 53,150           57,308
Less: Accumulated amortization.............................     (40,820)         (42,672)
                                                              ---------        ---------
Capitalized leases, net....................................   $  12,330        $  14,636
                                                              =========        =========

G.  IMPAIRED ASSETS

     In fiscal 1998, the Company recorded a non-cash impairment loss of $43.1 million related to a write-down of the Company's fixed assets. The Company performed a long-lived impairment analysis due to projected cash flow losses combined with current operating and cash flow losses at certain store locations.

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
                                                    =======

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

H.  BORROWINGS

     This note contains information regarding the Company's short-term borrowings and long-term debt as of December 31, 2000. As a result of the filing of the Chapter 11 Cases, no principal or interest payments were made on any pre-petition unsecured debt after March 15, 1999. Repayment terms for pre-petition unsecured debt must be set forth in a plan of reorganization and approved by the Bankruptcy Court.

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

     On April 14, 2000, the Company entered into a four year, $600.0 million fully committed asset-based debtor-in-possession and emergence credit facility (the "DIP to Exit Facility") which replaced the DIP Facility. The Bankruptcy Court approved the DIP to Exit Facility on April 4, 2000. The DIP to Exit Facility matures on April 14, 2004, and includes $60.0 million in term loans and up to a maximum of $540.0 million in revolving loans including a $150.0 million sub-facility for letters of credit. Interest rate spreads on the DIP to Exit Facility are initially LIBOR + 2.50% on Eurodollar loans and Prime Rate + 0.75% on Alternate Base Rate loans. After the first quarter of 2001, these spreads are subject to quarterly adjustment pursuant to a pricing grid based on availability and financial performance, with ranges of 200 to 275 basis points over LIBOR and 25 to 100 basis points over prime rate. Short-term borrowings outstanding under the revolver of the DIP to Exit Facility were $89.1 million as of December 31, 2000. Outstanding borrowings under the term

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

loan of the DIP to Exit Facility were $60.0 million as of December 31, 2000. There is a commitment fee of 0.375% on the undrawn portion of the revolving loans under the DIP to Exit Facility.

     Borrowings under the DIP to Exit Facility are secured by all material unencumbered assets of the Company and its subsidiaries, including inventory, but excluding previously mortgaged property. Borrowings under the DIP to Exit Facility are limited based on a borrowing base formula, which considers eligible inventories, eligible accounts receivable, mortgage values on eligible real properties, eligible leasehold interests, available cash equivalents and in-transit cash. Availability under the facility continues unless the Company breaches the financial covenants for the DIP to Exit Facility. As of December 31, 2000, the Company was in compliance with its financial covenants under the DIP to Exit Facility.

     An extraordinary loss on the early extinguishment of debt was recorded in the amount of $7.9 million during the first quarter ended April 4, 1999. This charge related to the write-off of deferred financing charges paid in conjunction with the Company's prior Amended and Restated Credit Facility and Second Amended and Restated Credit Facility upon the completion of the DIP financing.

     Borrowings consists of the following:

                                                              DECEMBER 31,   JANUARY 2,
                                                                  2000          2000
                                                              ------------   ----------
                                                                   (IN THOUSANDS)
9% Senior Subordinated Debentures, payable in equal
  installments in 2003 and 2004.............................    $300,000      $300,000
DIP to Exit Facility term loan, variable interest rate at
  December 31, 2000 of 9.13% payable in varying amounts to
  2004......................................................      60,000            --
DIP Facility term loan, repaid in 2000......................          --        99,500
8 3/8% Senior Notes due 2001................................      13,799        13,799
First Mortgage Secured Notes, variable interest rate at
  December 31, 2000 of 8.05%, payable in varying amounts to
  2002......................................................      35,858        38,858
Real Estate Mortgage Financing Notes, weighted-average fixed interest rate at December 31, 2000 of 9.12%, payable in
  mortgage installments to 2011.............................      50,208        58,591
Mortgage notes payable, weighted-average fixed interest rate at December 31, 2000 of 8.49%, payable in varying amounts
  to 2022...................................................      16,844        18,259
                                                                --------      --------
                                                                 476,709       529,007
Less: Borrowings not subject to compromise classified as
  noncurrent................................................     (60,000)      (98,500)
Less: Borrowings not subject to compromise classified as
  current...................................................          --        (1,000)
                                                                --------      --------
Long-term debt subject to compromise........................    $416,709      $429,507
                                                                ========      ========

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The future scheduled contractual principal payments for the Company's borrowings (which are subject to being restructured in connection with the Chapter 11 Cases) were as follows as of December 31, 2000:

                                                 CONTRACTUAL
                                              PRINCIPAL PAYMENTS
                                              ------------------
                                                (IN THOUSANDS)
Fiscal Year
2001........................................       $ 50,642
2002........................................         14,118
2003........................................        155,389
2004........................................        218,472
2005........................................          6,355
Thereafter..................................         31,733
                                                   --------
          Total.............................       $476,709
                                                   ========

     The 9% Senior Subordinated Debentures are subordinated to all senior indebtedness of the Company, as defined, and were callable, at the Company's option, at a premium of 104.5%, which decreased annually until reaching par in December 2000. Interest on the debentures is payable semi-annually in June and December. The Company ceased accruing interest on the 9% Senior Subordinated Debentures on March 16, 1999, in accordance with SOP 90-7.

     The Company ceased accruing interest on the 8 3/8% Senior Notes on March 16, 1999, in accordance with SOP 90-7.

     Mortgage notes payable are collateralized by property and equipment having a net book value of approximately $23.3 million at December 31, 2000.

     The Company has commercial and standby letters of credit under the DIP To Exit Facility for fiscal 2000 and the DIP Facility for fiscal 1999 used to secure corporate obligations. The commercial letters of credit have contractual amounts totaling $14.8 million and $50.4 million at December 31, 2000 and January 2, 2000, respectively. The standby letters of credit have contractual amounts totaling $24.9 million and $27.2 million at December 31, 2000 and January 2, 2000, respectively.

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

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Future minimum lease payments as of December 31, 2000 (inclusive of leases at closed stores that have not yet been terminated) are as follows:

                                                        CAPITALIZED LEASES
                                                     -------------------------
                                                                    FURNITURE,
                                                                     FIXTURES
                                                                       AND        OPERATING
                                                     REAL ESTATE    EQUIPMENT      LEASES
                                                     -----------    ----------    ---------
                                                                 (IN THOUSANDS)
Fiscal Year
2001...............................................   $  6,489          $8        $ 31,852
2002...............................................      5,912          --          31,098
2003...............................................      5,506          --          29,618
2004...............................................      4,658          --          26,314
2005...............................................      3,994          --          24,155
Thereafter.........................................     12,524          --         109,134
                                                      --------          --        --------
Total minimum payments.............................     39,083           8        $252,171
                                                                                  ========
Less: Imputed interest and executory costs.........    (14,314)         --
                                                      --------          --
Present value of net minimum lease payments........     24,769           8
Less: Long-term capitalized lease obligations not
  subject to compromise............................     (2,396)         --
Less: Current maturities not subject to
  compromise.......................................        (93)         --
                                                      --------          --
Capitalized lease obligations subject to
  compromise.......................................   $ 22,280          $8
                                                      ========          ==

     Capitalized real estate and equipment leases are at effective interest rates of approximately 13.1% and 6.0%, respectively, as of December 31, 2000.

     Minimum sublease rentals, not deducted from above, to be received in the future under noncancellable operating subleases aggregated $46.4 million at December 31, 2000.

     Rental expense, net of sublease income on leased properties, consists of the following:

                                                                 FISCAL YEAR
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Minimum rentals.......................................  $34,626    $49,028    $71,537
Contingent rentals....................................       --         --        962
Sublease rental income................................   (1,284)    (2,485)    (3,353)
                                                        -------    -------    -------
Net rental expense....................................  $33,342    $46,543    $69,146
                                                        =======    =======    =======

     As of December 31, 2000, owned property with a carrying value of approximately $61.6 million, net of $30.6 million of accumulated depreciation, is leased under noncancellable operating leases for minimum lease rentals to be received in the future of $30.3 million. Rentals received on owned properties were $2.3 million, $2.5 million and $3.8 million for 2000, 1999 and 1998, respectively.

J.  LIABILITIES SUBJECT TO COMPROMISE

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

     The Company has received approval from the Bankruptcy Court to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations, to pay adequate protection payments on certain pre-petition debt, to pay vendors and other providers in the ordinary course for goods and services received from March 15, 1999, and to honor customer service programs, including warranties, returns, layaways and gift certificates.

     The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below.

                                                        DECEMBER 31, 2000    JANUARY 2, 2000
                                                        -----------------    ---------------
                                                                   (IN THOUSANDS)
Accounts payable......................................      $197,830            $189,877
Accrued expenses......................................        68,582              60,754
Accrued restructuring costs:
  1997 Restructuring Plan.............................         7,715               7,894
  1999 Rationalization Plan...........................        34,127              38,793
Long-term debt........................................       416,709             429,507
Capitalized lease obligations.........................        22,288              29,150
                                                            --------            --------
          Total.......................................      $747,251            $755,975
                                                            ========            ========

     Contractual interest expense not accrued or recorded on certain pre-petition debt totaled $28.2 million and $22.5 million for the years ended December 31, 2000 and January 2, 2000, respectively.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

K.  REORGANIZATION ITEMS

     Expenses and income directly incurred or realized as a result of the Chapter 11 Cases have been segregated from the normal operations and are disclosed separately. The major components are as follows:

                                                      FISCAL YEAR ENDED    FISCAL YEAR ENDED
                                                      DECEMBER 31, 2000     JANUARY 2, 2000
                                                      -----------------    -----------------
                                                                  (IN THOUSANDS)
Reduction of accrued rent for rejected leases.......       $    --             $(45,981)
Professional fees and administrative items..........        31,936               22,577
Loss on disposal of assets, net.....................         2,117                9,827
Store closing costs.................................         3,423               11,038
Severance...........................................        18,077                  716
                                                           -------             --------
          Total reorganization items expense
            (income)................................       $55,553             $ (1,823)
                                                           =======             ========

  Reduction of accrued rent for rejected leases:

     In connection with the Chapter 11 Cases, the 1997 Restructuring Plan was adjusted to reflect the reduction allowed under Section 502(b)(6) of the Bankruptcy Code. An amount had been accrued according to the remaining leasehold obligation. Section 502(b)(6) limits the lessor's claim to the rent reserved by such leases, without acceleration, to the greater of one year or 15 percent, not to exceed three years, of the remaining term of such leases, plus any unpaid rent.

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

  Severance:

     Severance costs arise from workforce reductions at the corporate offices, distribution centers and stores as a part of the 2000 Business Plan and planned 2001 reductions.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

L.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of financial instruments has been estimated by the Company using available market information as of December 31, 2000 and January 2, 2000, and valuation methodologies considered appropriate to the circumstances.

                                                  DECEMBER 31, 2000        JANUARY 2, 2000
                                                ---------------------   ---------------------
                                                CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                                 AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                --------   ----------   --------   ----------
                                                              (IN THOUSANDS)
Assets:
  Cash and cash equivalents...................  $ 31,838    $ 31,838    $ 61,591    $ 61,591
Liabilities:
  9% Senior Subordinated Debentures...........   300,000      21,000     300,000      27,750
  Term Loan...................................    60,000      60,000      99,500      99,500
  Mortgages...................................   102,910     103,117     115,708     119,149
  8 3/8% Senior Notes.........................    13,799       8,348      13,799       8,279

  Cash and cash equivalents:

     The carrying amount approximates fair value due to the short maturity of these instruments (less than 30 days).

  9% Senior Subordinated Debentures and 8 3/8% Senior Notes:

     Fair value for the 9% Senior Subordinated Debentures is based on indicative price reported by the Daily Bankruptcy Review and fair value for the 8 3/8% Senior Notes is based on quoted market prices from dealers.

  Term Loan and Mortgages:

     Fair value is based on management's estimate of the present value of estimated future cash flows discounted at the current market rate for financial instruments with similar characteristics and maturities.

  Derivatives:

     As of January 2, 2000, the Company was party to interest rate swaps covering $125.0 million in principal amount of indebtedness. These swaps, which exchanged floating interest rate exposure for fixed interest rate exposure, expired in December 2000. The Company paid a weighted average fixed rate of 5.97% on the $125.0 million notional amount, rather than the three-month LIBOR, which was 6.18% as of January 2, 2000. As of January 2, 2000, these swaps had no carrying value.

     As of December 31, 2000, the Company was party to interest rate swaps covering a portion of its borrowings, which vary seasonally. These swaps, which vary in notional amount from $85 million to $155 million and expire January 2, 2002, exchange floating interest rate exposure for fixed interest rate exposure. The Company will pay a weighted average fixed rate of 6.97%, rather than the one-month LIBOR, which was 6.56% as of December 31, 2000. As of December 31, 2000, these swaps had no carrying value.

     The fair value of interest rate swap agreements is estimated based on quotes from dealers of these instruments, and represent the estimated amounts the Company could expect to pay or receive to terminate the agreements. The fair value of the Company's interest rate swap agreements was $(1.6) million and $0.4 million as of December 31, 2000 and January 2, 2000, respectively.

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

     In fiscal 1991, the Board of Directors adopted the 1991 Directors' Equity Plan for nonemployee directors. Under the Second Amended and Restated Directors' Plan eligible directors annually receive stock options exercisable for 3,000 shares of the Company's common stock. The plan was amended in fiscal 1998 and 1997 to increase the number of shares covered by option grants to directors and to permit participating nonemployee directors to receive all or any portion of their quarterly retainer in the form of an option to purchase shares of the Company's common stock. The stock options are granted with an exercise price equal to the fair market value of the Company's common stock as of the date of grant, are exercisable in 20% installments beginning one year from the date of grant and expire ten years from the grant date. An aggregate of 296,875 shares of the Company's common stock is authorized to be issued under this plan. No options were granted in fiscal 2000 or 1999 due to the Chapter ll Cases.

     During fiscal 1995, the Company amended and restated the 1989 Employee Stock Incentive Plan ("Stock Incentive Plan") to increase the number of shares issuable, to extend the term during which awards may be made under the Stock Incentive Plan and to limit the amount of stock-based awards that may be granted to any single officer or key employee under that plan. Options are generally granted with a three to five-year vesting requirement. At December 31, 2000, there were approximately 6.0 million shares of unissued common stock reserved for issuance under the Company's Stock Incentive Plan.

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

     Stock options: A summary of the status of the Company's two fixed stock option plans for fiscal 2000, 1999 and 1998, and changes during those years is presented below:

                                                          FISCAL YEAR
                              --------------------------------------------------------------------
                                      2000                    1999                    1998
                              --------------------    --------------------    --------------------
                                         WEIGHTED-               WEIGHTED-               WEIGHTED-
                                          AVERAGE                 AVERAGE                 AVERAGE
                                         EXERCISE                EXERCISE                EXERCISE
FIXED OPTIONS                 SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
-------------                 -------    ---------    -------    ---------    -------    ---------
                                                     (SHARES IN THOUSANDS)
Outstanding, beginning of
  year......................    3,911      $2.11        7,909      $1.96        9,126      $4.65
Granted.....................       --         --            5       0.38        7,282       1.31
Exercised...................       --         --           --         --           --         --
Forfeited or canceled.......     (834)      1.35       (4,003)      1.82       (8,499)      4.30
                              -------                 -------                 -------
Outstanding, end of year....    3,077       2.29        3,911       2.11        7,909       1.96
                              =======                 =======                 =======
Options exercisable at
  year-end..................    2,344       2.62        1,791       3.09        1,176       5.41
Weighted-average fair value
  of options granted during
  the year..................      N/A                 $  0.41                 $  0.52

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes information about fixed stock options outstanding at December 31, 2000:

                                     OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                          ------------------------------------------   ---------------------------
                                             WEIGHTED-
                              NUMBER          AVERAGE      WEIGHTED-       NUMBER        WEIGHTED-
                            OUTSTANDING      REMAINING      AVERAGE      EXERCISABLE     AVERAGED
                          AT DECEMBER 31,   CONTRACTUAL    EXERCISE    AT DECEMBER 31,   EXERCISE
RANGE OF EXERCISE PRICES       2000         LIFE (YEARS)     PRICE          2000           PRICE
------------------------  ---------------   ------------   ---------   ---------------   ---------
                                                   (SHARES IN THOUSANDS)
     $0.07 -  2.19             2,428            3.05         $1.22          1,697          $1.21
      2.20 -  4.75               299            4.84          4.09            297           4.10
      4.76 -  6.50                80            5.43          4.98             80           4.98
      6.51 - 10.13               270            1.57          9.12            270           9.12
                               -----                                        -----
     $0.07 - 10.13             3,077            3.16          2.29          2,344           2.62
                               =====                                        =====

     Had the fair value of options granted under these plans beginning in 1995 been recognized as compensation expense on a straight-line basis over the vesting period of the grant in accordance with SFAS No. 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

                                                               FISCAL YEAR
                                                  --------------------------------------
                                                     2000          1999          1998
                                                  ----------    ----------    ----------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss
  As reported...................................  $(179,556)    $(243,672)    $(110,307)
  Pro forma.....................................  $(181,709)    $(247,707)    $(115,121)
Net loss per share -- basic and diluted
  As reported...................................  $   (1.80)    $   (2.45)    $   (1.11)
  Pro forma.....................................  $   (1.82)    $   (2.48)    $   (1.15)

     The pro forma effect on net loss for fiscal 2000, 1999 and 1998 is not representative of the pro forma effect on net earnings (loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions applied to options granted. There were no options granted during fiscal 2000.

                                                                  FISCAL YEAR
                                                          ----------------------------
                                                              1999            1998
                                                          ------------    ------------
Dividend yield........................................        N/A             N/A
Expected volatility...................................        58%             48%
Risk-free interest rate range.........................    4.5% to 4.6%    4.2% to 5.8%
Expected life.........................................      6 Years       3 to 6 Years

     Restricted stock awards: Periodically, the Company issues shares of restricted stock under provisions of the Stock Incentive Plan. A total of 145,000 restricted shares remained outstanding at December 31, 2000. These remaining shares will vest at various dates through the year 2002. During the vesting periods, none of such shares may be sold, transferred, pledged or assigned. During the restriction period, holders of the shares may exercise full voting rights and receive all dividends with respect to those shares.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Restricted stock activity for the last three fiscal years was as follows:

                                                                   FISCAL YEAR
                                                              ---------------------
                                                              2000    1999    1998
                                                              ----    ----    -----
                                                              (SHARES IN THOUSANDS)
Outstanding, beginning of year..............................   288     626      675
Granted.....................................................    --      --       51
Vested......................................................    (2)     (9)     (26)
Forfeited or canceled.......................................  (141)   (329)     (74)
                                                              ----    ----    -----
Outstanding, end of year....................................   145     288      626
                                                              ====    ====    =====
Weighted-average fair value of restricted stock granted
  during the year...........................................   N/A     N/A    $1.15

     No deferred compensation was recorded during fiscal 2000 and fiscal 1999 in connection with restricted stock awards, compared to $0.1 million in fiscal 1998. Deferred compensation amortization relating to restricted stock awards of $0.2 million in fiscal 2000, $0.4 million in fiscal 1999 and $0.6 million in fiscal 1998 was charged to operations.

N.  LOSS PER SHARE

     The following table reconciles weighted-average shares used in the loss per share calculations for fiscal 2000, 1999 and 1998, respectively:

                                                        LOSS          SHARES       PER SHARE
                                                     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                     -----------   -------------   ---------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
FOR THE YEAR ENDED DECEMBER 31, 2000:
  Basic EPS........................................   $(179,556)      99,723        $(1.80)
  Effect of dilutive securities:
     None..........................................          --           --
                                                      ---------       ------        ------
  Diluted EPS......................................   $(179,556)      99,723        $(1.80)
                                                      =========       ======        ======
FOR THE YEAR ENDED JANUARY 2, 2000:
  Basic EPS -- before extraordinary item and
     cumulative effect of a change in accounting
     principle.....................................   $(229,255)      99,721        $(2.30)
  Effect of dilutive securities:
     None..........................................          --           --
                                                      ---------       ------        ------
  Diluted EPS -- before extraordinary item and
     cumulative effect of a change in accounting
     principle.....................................   $(229,255)      99,721        $(2.30)
                                                      =========       ======        ======
FOR THE YEAR ENDED JANUARY 3, 1999:
  Basic EPS........................................   $(110,307)      99,703        $(1.11)
  Effect of dilutive securities:
     None..........................................          --           --
                                                      ---------       ------        ------
  Diluted EPS......................................   $(110,307)      99,703        $(1.11)
                                                      =========       ======        ======

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table includes restricted stock and options to purchase shares of common stock which were outstanding at the end of the respective fiscal year but were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented. Fiscal 2000, 1999 and 1998 include all restricted stock and options to purchase shares of common stock, as they were anti-dilutive in the computation of diluted loss per share.

                            NUMBER SHARES/OPTIONS
                               OUTSTANDING AT                              RANGE OF
YEAR  RANGE OF GRANT DATES        YEAR-END          RANGE OF PRICES    EXPIRATION DATES
----  --------------------  ---------------------   ---------------   -------------------
2000  08/01/89 - 01/04/99        3.2 million        $0.07 - $10.13    04/17/01 - 01/04/09
1999  08/01/89 - 01/04/99        4.2 million        $0.07 - $10.13    01/15/00 - 01/04/09
1998  08/01/89 - 12/29/98        8.5 million        $0.07 - $10.38    08/01/99 - 12/29/08

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

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

P.  RETIREMENT PLANS

     The Company has a defined benefit pension plan (the "Restated Retirement Plan") in which all employees of the Company are eligible to participate upon reaching age 21 and completing one year of qualified service, as defined in the Restated Retirement Plan. Benefits are based on years of service and employee compensation. Contributions to the Restated Retirement Plan had been intended to provide not only for benefits attributed to service to date, but also for benefits expected to be earned in the future. The Company's funding policy had been to contribute at least the amount required by the Employee Retirement Income Security Act of 1974, but no more than the maximum tax deductible amount. In fiscal 1999 and 1998, the Company made contributions of approximately $20.0 thousand and $3.4 million, respectively, to the Restated Retirement Plan.

     The assets held by the Restated Retirement Plan as of December 31, 2000, primarily include long-term government bonds and cash equivalents.

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

     On August 31, 1999, the Bankruptcy Court approved a motion by the Company to amend the Restated Retirement Plan and the ESP. The amendment to the Restated Retirement Plan ceased the accrual of benefits, disallowed new enrollments to the Plan and vested benefits already accrued under the Plan effective September 30, 1999. The amendment to the ESP, covering approximately 165 former and current management associates, ceased the accrual of benefits and suspended payments effective September 30, 1999. Those actions to cease the accrual of benefits under the Restated Retirement Plan and the ESP, as well as the reduction in employees as a result of the 1999 Rationalization Plan, resulted in curtailment (gains) and losses of ($11.5) million and $1.8 million, respectively. See Note V -- Subsequent Events.

     The following valuation results are based on actuarial assumptions and methods mandated by SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" and SFAS No. 87, "Employers Accounting for Pensions."

                                                          RESTATED
                                                       RETIREMENT PLAN
                                                     -------------------
                                                      2000        1999       2000       1999
                                                     -------    --------    -------    -------
                                                                  (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year............  $49,799    $ 72,719    $ 9,686    $10,944
Service cost.......................................       --       4,356         30         58
Interest cost......................................    3,058       4,490        222        178
Actuarial (gain) loss..............................   (5,928)     (1,896)        49     (1,294)
Benefits paid......................................   (8,486)    (18,408)        --       (200)
Curtailment........................................       --     (11,462)        --         --
                                                     -------    --------    -------    -------
Benefit obligation at end of year..................  $38,443    $ 49,799    $ 9,987    $ 9,686
                                                     =======    ========    =======    =======

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                          RESTATED
                                                       RETIREMENT PLAN
                                                     -------------------
                                                      2000        1999       2000       1999
                                                     -------    --------    -------    -------
                                                                  (IN THOUSANDS)
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year.....  $62,612    $ 74,599    $    --    $    --
Actual return on plan assets.......................    1,595       6,401         --         --
Employer contribution..............................       --          20         --        200
Benefits paid......................................   (8,486)    (18,408)        --       (200)
                                                     -------    --------    -------    -------
Fair value of plan assets at end of year...........  $55,721    $ 62,612    $    --    $    --
                                                     =======    ========    =======    =======
RECONCILIATION OF FUNDED STATUS
Funded status......................................  $17,278    $ 12,813    $(9,987)   $(9,686)
Unrecognized net actuarial (gain) loss.............   (6,129)     (3,511)    (1,278)    (1,373)
Unrecognized transition obligation.................       --          --      2,182      2,546
                                                     -------    --------    -------    -------
Net amount recognized..............................  $11,149    $  9,302    $(9,083)   $(8,513)
                                                     =======    ========    =======    =======
AMOUNTS RECOGNIZED ON THE BALANCE SHEET
Prepaid benefit cost...............................  $11,149    $  9,302    $    --    $    --
Accrued benefit liability..........................       --          --     (9,987)    (9,686)
Intangible asset...................................       --          --        904      1,173
Accumulated and other comprehensive loss *.........       --          --         --         --
                                                     -------    --------    -------    -------
Net amount recognized..............................  $11,149    $  9,302    $(9,083)   $(8,513)
                                                     =======    ========    =======    =======
*Change in other comprehensive loss
Intangible asset...................................  $    --    $     --    $    --    $  (240)
Accrued pension benefit cost.......................       --          --         --       (629)
                                                     -------    --------    -------    -------
Total other comprehensive (income) loss............  $    --    $     --    $    --    $  (869)
                                                     =======    ========    =======    =======

                                                                RESTATED RETIREMENT PLAN
                                                              ----------------------------
                                                               2000       1999       1998
                                                              -------    -------    ------
                                                                     (IN THOUSANDS)
NET PERIODIC PENSION COST
Service cost................................................  $    --    $ 4,356    $5,568
Interest cost...............................................    3,058      4,490     4,332
Expected return on assets...................................   (3,738)    (6,424)   (6,282)
Amortization of net transition amount.......................       --       (284)     (379)
Amortization of prior service cost..........................       --        (98)     (162)
Recognized net loss.........................................       --         --        --
Gain due to settlements.....................................   (1,167)        --        --
Gain due to curtailment.....................................       --     (3,857)       --
                                                              -------    -------    ------
Net periodic pension cost...................................  $(1,847)   $(1,817)   $3,077
                                                              =======    =======    ======

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                              EXECUTIVE SECURITY PLAN
                                                              ------------------------
                                                              2000     1999      1998
                                                              ----    ------    ------
                                                                   (IN THOUSANDS)
NET PERIODIC PENSION COST
Service cost................................................  $ 30    $   58    $  176
Interest cost...............................................   222       178       722
Amortization of net transition amount.......................   364       364       364
Recognized net (gain) loss..................................   (46)       --        31
Curtailments................................................    --     1,800        --
                                                              ----    ------    ------
Net periodic pension cost...................................  $570     2,400    $1,293
                                                              ====    ======    ======

                                                              RESTATED RETIREMENT PLAN AND
                                                                 EXECUTIVE SECURITY PLAN
                                                              -----------------------------
WEIGHTED AVERAGE ACTUARIAL ASSUMPTIONS
Discount rate...............................................    7.50%      7.75%      6.75%
Expected long-term rate of return on assets.................    7.00%      9.50%      9.50%
Future salary increases.....................................     N/A       3.50%      3.50%

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

     There were no Company contributions to the Plan in fiscal 2000 and 1999. Company contributions were $0.6 million for fiscal 1998. The Company match percentage equaled 0% in fiscal years 2000 and 1999 and 10% in fiscal 1998.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

R.  INCOME TAXES

     Deferred income tax assets and liabilities at December 31, 2000 and January 2, 2000 are comprised of the following:

                                                             DECEMBER 31,     JANUARY 2,
                                                                 2000            2000
                                                             ------------   ---------------
                                                                     (IN THOUSANDS)
Deferred income tax assets:
Financial accruals.........................................   $  42,779        $  41,088
Capitalized leases.........................................       4,605            5,488
Tax credit and loss carryover..............................     197,720           97,388
Capitalized legal fees.....................................      23,317           11,656
                                                              ---------        ---------
Deferred income tax asset..................................     268,421          155,620
                                                              ---------        ---------
Deferred income tax liabilities:
Depreciation...............................................     (16,169)         (10,402)
Pension liability..........................................      (3,086)          (3,086)
Inventory..................................................      (7,408)          (7,338)
Other......................................................        (390)            (349)
                                                              ---------        ---------
Deferred income tax liability..............................     (27,053)         (21,175)
                                                              ---------        ---------
Net deferred income tax asset..............................   $ 241,368        $ 134,445
                                                              =========        =========
Net current deferred income tax asset......................   $  20,441        $  16,830
Net long-term deferred income tax asset....................     220,927          117,615
                                                              ---------        ---------
                                                                241,368          134,445
Valuation allowance........................................    (241,368)        (134,445)
                                                              ---------        ---------
Net deferred income tax asset..............................   $      --        $      --
                                                              =========        =========

     The Company has recorded a full valuation allowance on net deferred tax assets as realization of such assets in future years is uncertain.

                                                                   FISCAL YEAR
                                                        ----------------------------------
                                                          2000         1999         1998
                                                        ---------   -----------   --------
Current income taxes:
Federal...............................................  $    (499)   $   (564)    $(19,134)
State and local.......................................         93        (310)        (423)
                                                        ---------    --------     --------
                                                             (406)       (874)     (19,557)
Deferred benefit -- tax attributes....................   (118,039)    (80,234)     (12,304)
Deferred expense (benefit) -- other...................     11,116     (10,217)      (9,985)
Valuation allowance...................................    106,923      90,451       41,753
                                                        ---------    --------     --------
Total income tax benefit..............................  $    (406)   $   (874)    $    (93)
                                                        =========    ========     ========

     At December 31, 2000, the Company had federal net operating loss carry forwards of $577.0 million and state loss carry forwards of $525.7 million, which expire beginning in 2020.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A reconciliation of the provision for income taxes to the federal statutory rate is as follows:

                                                                    FISCAL YEAR
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Statutory federal tax rate..................................   35.0%    35.0%    35.0%
State and local income taxes, net of federal benefit........    1.3%     1.3%     1.3%
Valuation allowance.........................................  (36.0)%  (37.0)%  (37.8)%
Other.......................................................   (0.1)%    1.1%     1.6%
                                                              -----    -----    -----
Effective tax rate..........................................    0.2%     0.4%     0.1%
                                                              =====    =====    =====

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

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On December 6, 1999, the Bankruptcy Court entered an order dismissing the Company's complaint. On December 16, 1999, the Company filed a motion asking the Court to clarify the order issued on December 6, 1999, and to grant the Company leave to file an amended complaint (the "Company's Motion"). On January 11, 2000, WFNNB responded with an objection to the Company's Motion. On February 22, 2000, the Bankruptcy Court entered an order granting the Company's Motion and the Company filed an amended complaint. On April 24, 2000, WFNNB filed a motion to dismiss this amended complaint. The Company responded to the motion to dismiss and filed a cross-motion seeking to treat its amended complaint as an objection to WFNNB's proof of claim. On November 9, 2000, the Court granted in part and denied in part WFNNB's motion to dismiss the Company's amended complaint. The Court denied WFNNB's motion to dismiss the Company's claims for breach of contract, anticipatory repudiation and violation of the automatic stay. The Court granted WFNNB's motion to dismiss the Company's claims for breach of the duty of good faith and fair dealing and indemnification. On January 5, 2001, WFNNB answered the remaining parts of the Company's amended complaint. On the same day, WFNNB filed a motion to lift the automatic stay so they could file counter claims against the Company. The motion to lift the automatic stay will be heard on March 26, 2001.

     The Company was involved in litigation, investigations and various legal matters during the fiscal year ended December 31, 2000, which are being defended and handled in the ordinary course of business. While the ultimate results of these matters cannot be determined or predicted, management believes that they will not have a material adverse effect on the Company's results of operations or financial position. Any potential liability may be affected by the Chapter 11 Cases.

T.  SEGMENT REPORTING

     The Company manages its business on the basis of one reportable segment. As of December 31, 2000, all of the Company's operations are located within the United States. The following data is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" for all periods presented.

                                                                         YEARS ENDED
                                                            --------------------------------------
                                                            DECEMBER 31,   JANUARY 2,   JANUARY 3,
CLASSES OF SIMILAR PRODUCTS                                     2000          2000         1999
---------------------------                                 ------------   ----------   ----------
                                                                        (IN THOUSANDS)
Net sales:
  Home Goods..............................................   $  893,695    $1,445,230   $2,249,628
  Jewelry.................................................      656,303       785,270      919,897
                                                             ----------    ----------   ----------
          Total net sales.................................   $1,549,998    $2,230,500   $3,169,525
                                                             ==========    ==========   ==========

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

                                                                      13 WEEKS ENDED
                                                      -----------------------------------------------
                                                      APRIL 2,   JULY 2,    OCTOBER 1,   DECEMBER 31,
                                                        2000       2000        2000          2000
                                                      --------   --------   ----------   ------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...........................................  $343,029   $417,548    $274,338      $515,083
                                                      ========   ========    ========      ========
Gross margin(a).....................................  $ 87,134   $ 81,343    $ 45,971      $168,097
                                                      ========   ========    ========      ========
Net earnings (loss).................................  $(38,386)  $(78,072)   $(71,188)     $  8,090
                                                      ========   ========    ========      ========
Per common share -- basic and diluted
Net earnings (loss).................................  $  (0.38)  $  (0.78)   $  (0.71)     $   0.08
                                                      ========   ========    ========      ========

---------------
(a) Gross margin after cost of merchandise sold and buying and occupancy expenses.

     A change in accounting principle regarding layaway sales was adopted during the thirteen weeks ended January 2, 2000. The restated amounts below reflect the effect of the retroactive application of the change as of January 4, 1999.

                                                                      13 WEEKS ENDED
                                                      -----------------------------------------------
                                                      APRIL 4,     JULY 4,    OCTOBER 3,   JANUARY 2,
                                                        1999        1999         1999         2000
                                                      ---------   ---------   ----------   ----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales as originally reported....................  $ 510,509   $ 518,264    $366,485
Effect of change in accounting for layaway sales....      1,186         414      (2,021)
                                                      ---------   ---------    --------
Net sales as restated...............................  $ 511,695   $ 518,678    $364,464     $835,663
                                                      =========   =========    ========     ========
Gross margin as originally reported(a)..............  $  96,801   $  87,219    $ 80,399
Effect of change in accounting for layaway sales....        487         173        (841)
                                                      ---------   ---------    --------     --------
Gross margin as restated............................  $  97,288   $  87,392    $ 79,558     $230,314
                                                      =========   =========    ========     ========
Net earnings (loss) as originally reported..........  $(168,338)  $(100,594)   $  3,967
Effect of change in accounting for layaway sales....        487         173        (841)
Extraordinary loss..................................      7,851          --          --
                                                      ---------   ---------    --------
Net earnings (loss) before cumulative effect of
  change in accounting principle and extraordinary
  loss as restated..................................   (160,000)   (100,421)      3,126     $ 28,040
Extraordinary loss..................................     (7,851)         --          --           --
Cumulative effect of change in accounting for
  layaway sales.....................................     (6,566)         --          --           --
                                                      ---------   ---------    --------     --------
Net earnings (loss) as restated.....................  $(174,417)  $(100,421)   $  3,126     $ 28,040
                                                      =========   =========    ========     ========

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                      13 WEEKS ENDED
                                                      -----------------------------------------------
                                                      APRIL 4,     JULY 4,    OCTOBER 3,   JANUARY 2,
                                                        1999        1999         1999         2000
                                                      ---------   ---------   ----------   ----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Per common share -- basic and diluted
Net earnings (loss) as originally reported..........  $   (1.69)  $   (1.01)   $   0.04
Effect of change in accounting for layaway sales....       0.01          --       (0.01)
Extraordinary loss..................................       0.08          --          --
                                                      ---------   ---------    --------
Earnings (loss) before cumulative effect and
  extraordinary loss as restated....................      (1.60)      (1.01)       0.03     $   0.28
Extraordinary loss..................................      (0.08)         --          --           --
Cumulative effect of change in accounting for
  layaway sales.....................................      (0.07)         --          --           --
                                                      ---------   ---------    --------     --------
Net earnings (loss) as restated.....................  $   (1.75)  $   (1.01)   $   0.03     $   0.28
                                                      =========   =========    ========     ========

---------------
(a) Gross margin after cost of merchandise sold and buying and occupancy expenses.

V.  SUBSEQUENT EVENTS

     On January 10, 2001, the Company announced that it will implement strategic business initiatives during 2001 intended to reduce expenses and reduce and realign its capital expenditure program. These initiatives include the planned elimination of 1,750 employees, consolidation of the Company's corporate headquarters space, reconfiguration of the jewelry repair organization and a reduction of bankruptcy related professional expenses. The ability of the Company to implement these initiatives successfully is subject to known and unknown risks and uncertainties, and there can be no assurances that cost reductions will be achieved.

     On January 23, 2001, the U. S. Bankrupty Court issued an order authorizing the Company to take all steps necessary and appropriate to effectuate the termination of the Restated Retirement Plan and to implement procedures for distributions thereunder.

     At the February 27, 2001 omnibus hearing in the Bankruptcy Court, the Company obtained approval of an extension of its exclusive right to file a plan of reorganization until January 31, 2002. The Bankruptcy Court also approved the extension of the Company's exclusive right to solicit acceptances of its plan from June 30, 2001 to April 1, 2002.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Service Merchandise Company, Inc.
Brentwood, Tennessee

     We have audited the accompanying consolidated balance sheets of Service Merchandise Company, Inc. and subsidiaries (Debtors-in-Possession) as of December 31, 2000 and January 2, 2000, and the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for each of the three fiscal years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and this financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Service Merchandise Company, Inc. and subsidiaries (Debtors-in-Possession) as of December 31, 2000 and January 2, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note D to the consolidated financial statements, in 1999 the Company changed its method of recording layaway sales.

     As discussed in Note B, the Company has filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes B and C, the Company's recurring losses from operations and shareholders' capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Notes B and C. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

Nashville, Tennessee
January 31, 2001
(February 27, 2001 as to Note V)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No reportable items.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

     The following is a list of directors, their ages, positions and business experience as of the date hereof:

NAME AND POSITION                           AGE                    EXPERIENCE
-----------------                           ---                    ----------
S. Cusano                                   47     President since January 2001; Chairman of
Chairman of the Board, President and Chief         the Board since November 2000; Chief
Executive Officer                                  Executive Officer since March 1999;
                                                   Executive Vice President and Chief
                                                   Financial Officer from April 1997 to March
                                                   1999; Vice President and Chief Financial
                                                   Officer from July 1993 to April 1997;
                                                   Group Vice President -- Finance from
                                                   December 1991 to July 1993.
Raymond Zimmerman                           68     Chairman of the Board from January 1999 to
                                                   November 2000; Chairman of the Board from
                                                   October 1981 through January 1998; Chief
                                                   Executive Officer from October 1981 to
                                                   April 1997; President from July 1984 to
                                                   November 1994 and from 1981 to October
                                                   1983. Board member of The Limited Stores,
                                                   Columbus, Ohio.
Richard P. Crane, Jr.                       61     Practicing Attorney, Partner, Musick,
                                                   Peeler & Garrett, Los Angeles, California;
                                                   Board member of North American Gaming,
                                                   Inc.
R. Maynard Holt, J.D                        61     R. Maynard Holt, Business Consulting,
                                                   Nashville, Tennessee.
Charles V. Moore                            61     President and Board member of Trainer,
                                                   Wortham & Company, Inc., Investment
                                                   Counselors, New York, New York.
Harold Roitenberg                           74     President of Roitenberg Investments, Inc.,
                                                   Minneapolis, Minnesota; Board member of
                                                   Century Bank, N.A.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list of executive officers, their ages, positions and business experience during the past five years as of the date hereof:

NAME AND POSITION(1)                        AGE                    EXPERIENCE
--------------------                        ---                    ----------
S. Cusano                                   47     President since January 2001; Chairman of
Chairman of the Board, President and Chief         the Board since November 2000; Chief
Executive Officer                                  Executive Officer since March 1999;
                                                   Executive Vice President and Chief
                                                   Financial Officer from April 1997 to March
                                                   1999; Vice President and Chief Financial
                                                   Officer from July 1993 to April 1997;
                                                   Group Vice President -- Finance from
                                                   December 1991 to July 1993.
C. Steven Moore                             38     Chief Administrative Officer since March
Chief Administrative Officer, Senior Vice          1999, Senior Vice President since February
President, General Counsel and Corporate           9, 1999; Corporate Secretary since August
Secretary                                          1996; Vice President and General Counsel
                                                   since August 1996; Senior Corporate
                                                   Attorney from November 1994 to August
                                                   1996; Corporate Attorney from May 1992 to
                                                   November 1994.
Michael E. Hogrefe                          40     Senior Vice President and Chief Financial
Senior Vice President, Chief Financial             Officer since February 2001; Executive
Officer                                            Vice President, Chief Financial Officer
                                                   and Secretary, Frontline Group, Inc. from
                                                   July 1999 to February 2001; Chief
                                                   Financial Officer, Bright Horizons Family
                                                   Solutions, Inc. from January 1996 to July
                                                   1999; Service Merchandise Company, Inc.
                                                   from February 1990 to January 1996, most
                                                   recently Treasurer.
Jerry E. Foreman                            46     Senior Vice President, Home Goods
Senior Vice President, Merchandising               Merchandising since June 1999; President
                                                   and Chief Operating Officer of Ingram
                                                   Industries Subsidiary, Retailer Services,
                                                   Inc. from January 1996 to June 1999;
                                                   President and Chief Operating Officer,
                                                   Ingram Merchandising Inc. from March 1995
                                                   to January 1996; Service Merchandise
                                                   Company, Inc. from 1976 to 1995, most
                                                   recently Vice President of Merchandising.
Eric Kovats                                 46     Senior Vice President, Stores since March
Senior Vice President, Stores                      2000; Vice President Stores from April
                                                   1997 to February 2000; Regional Vice
                                                   President from April 1996 to March 1997;
                                                   Regional District Manager from July 1983
                                                   to April 1996.
Kenneth A. Conway                           44     Vice President, Controller and Chief
Vice President, Controller and Chief               Accounting Officer since June 1999; Vice
Accounting Officer                                 President -- Controller and Assistant
                                                   Secretary, PETsMART, Inc. from September
                                                   1992 to June 1999.

NAME AND POSITION(1)                        AGE                    EXPERIENCE
--------------------                        ---                    ----------
R. John Pindred                             34     Vice President and Treasurer since April
Vice President and Treasurer                       1999; Director of Commercial Development,
                                                   Koch Industries from December 1997 to
                                                   April 1999; Vice President of Financial
                                                   Planning and Analysis, Service Merchandise
                                                   Company, Inc. from August 1996 to December
                                                   1997; Manager of Price Risk, BHP Copper
                                                   from April 1991 to August 1996.

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

     Based solely on the Company's review of the copies of such forms furnished to the Company, or written representations from certain reporting persons, the Company believes that during fiscal 2000 its directors, officers and greater than ten percent beneficial owners were in compliance with all applicable filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table contains information with respect to compensation paid to the Company's Chief Executive Officer and the four most highly compensated officers serving at year-end (the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                             LONG-TERM
                                                                                           COMPENSATION
                                                                                              AWARDS
                                                   ANNUAL COMPENSATION                -----------------------
                                      ---------------------------------------------                SECURITIES
                                                                          OTHER       RESTRICTED   UNDERLYING
                                                                          ANNUAL        STOCK       OPTIONS/     ALL OTHER
NAME AND PRINCIPAL POSITION                   SALARY      BONUS        COMPENSATION     AWARDS        SARS      COMPENSATION
DURING FISCAL 2000                    YEAR     ($)         ($)             ($)           ($)          (#)          ($)(1)
---------------------------           ----   --------   ----------     ------------   ----------   ----------   ------------
S. Cusano...........................  2000   $650,000   $  405,639(2)     $   --        $  --             --     $    2,541
Chairman of the Board,                1999    650,000    1,685,467            --           --             --         31,738
President and Chief Executive
  Officer                             1998    406,906           --            --           --        579,500          4,050
Charles Septer......................  2000    500,000      462,029(3)      5,000           --             --      1,673,719(4)
President and Chief Operating         1999    500,000      969,334            --           --             --          1,268
  Officer                             1998    366,296           --            --           --        402,153          2,818
C. Steven Moore.....................  2000    350,000      230,646(5)      9,250           --             --          1,087
Senior Vice President, Chief          1999    350,000      410,175            --           --             --            809
  Administrative Officer,             1998    190,000           --            --           --             --            390
  General Counsel and Secretary
Jerry Foreman.......................  2000    325,000      444,618(6)      9,250           --             --            707
Senior Vice President, Home           1999    176,668      272,938         5,036           --             --            362
  Goods Merchandising and             1998         --           --            --           --             --             --
  E-Commerce
Eric Kovats.........................  2000    275,000      324,120(7)      7,708           --             --            879
Senior Vice President                 1999    201,606       30,375         1,270           --             --            903
  Stores Organization                 1998    154,500           --           312           --             --          2,891

---------------

(1) Represents estimated Company contributions in benefits derived from payments by the Company for group life insurance. The amount of such benefits for 2000 is set forth in the following table:

                                                                GROUP TERM
                                                              LIFE INSURANCE
                                                              --------------
S. Cusano...................................................      $2,541
Charles Septer..............................................      $1,719
C. Steven Moore.............................................      $1,087
Jerry Foreman...............................................      $  707
Eric Kovats.................................................      $  879

(2) Mr. Cusano's bonus includes $195,000 paid in 2000 under the Company's employee retention program and $210,639 earned under the Company's 2000 Incentive Bonus Program, which is to be paid by March 31, 2001.

(3) Mr. Septer's bonus includes $300,000 under the Company's employee retention program and $162,029 earned under the Company's 2000 Incentive Bonus Program, which is to be paid by March 31, 2001.

(4) Mr. Septer's all other compensation includes a severance payment of $1,672,000 paid on January 5, 2001, due to Mr. Septer's resignation on December 31, 2000.

(5) Mr. Moore's bonus includes $78,750 paid in 2000 under the Company's employee retention program. Mr. Moore also received $65,625 under the Company's 2000 Incentive Bonus Program, which was paid on January 31, 2001 and earned $86,271 under the same program, which is to be paid by March 31, 2001.

(6) Mr. Foreman's bonus includes $121,875 paid in 2000 under the Company's employee retention program, $60,937 earned in 1999, but paid in January 2000 and $60,938 earned in 2000 and paid in July 2000. Mr. Foreman's bonus also includes $191,100 earned under the Company's 1999 Incentive Bonus Program, which was paid on March 31, 2000. Mr. Foreman also received $56,875 under the Company's 2000 Incentive Bonus Program, which was paid on January 31, 2001, and $74,768 earned under the same program, which is to be paid by March 31, 2001.

(7) Mr. Kovats' bonus includes $74,875 paid in 2000 under the Company's employee retention program, $37,438 earned in 1999, but paid in January 2000 and $37,437 earned in 2000 and paid in July 2000, under the same program. Mr. Kovats's bonus also includes $113,400 under the Company's 1999 Incentive Bonus Program, which was paid on March 31, 2000 and $30,000 under the CEO Discretionary Fund. Mr. Kovats' also received $45,729 under the Company's 2000 Incentive Bonus Program which was paid on January 31, 2001 and $60,116 earned under the same program, which is to be paid by March 31, 2001.

                 OPTIONS/SAR EXERCISE AND YEAR-END VALUE TABLE

     The following table provides information as to options exercised or held by the Named Officers during fiscal 2000. None of the Named Officers has been granted SARs.

                                                             NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                            UNDERLYING UNEXERCISED              IN-THE-MONEY
                                                               OPTIONS/SARS AT                 OPTION/SARS AT
                         SHARES ACQUIRED ON    VALUE         FISCAL YEAR END (#)            FISCAL YEAR END (#)
NAME                        EXERCISE(1)       REALIZED   EXERCISABLE/UNEXERCISABLE(2)   EXERCISABLE/UNEXERCISABLE(2)
----                     ------------------   --------   ----------------------------   ----------------------------
S. Cusano..............         --              --          386,333/193,167                        $0/$0
Charles Septer.........         --              --          268,102/134,051                        $0/$0
C. Steven Moore........         --              --           20,670/10,335                         $0/$0
Jerry Foreman..........         --              --                0/0                              $0/$0
Eric Kovats............         --              --           30,307/15,154                         $0/$0

---------------

(1) None of the Named Officers exercised any options in 2000.

(2) The number of unexercised options and/or SARs available at fiscal year end, whether exercisable or unexercisable includes out-of-the money options, and the value of unexercised options and/or SARs available at fiscal year end does not include out-of-the money options.

DIRECTOR COMPENSATION

     In fiscal 2000, directors not otherwise employed as officers of the Company received an annual fee of $23,000. In addition, directors were paid $1,250 per in-person Board meeting except that a per diem compensation of an additional $1,250 was paid to directors required to travel more than 2,400 miles one-way to attend a Board meeting. Board members received $300 per telephonic Board meeting. Mr. Holt, Chairman of the Audit Committee and a member of the Compensation Committee, received an additional $7,300 for the year for his committee service. Mr. Moore, Chairman of the Compensation Committee, received an additional $4,300 for the year for his committee service. Mr. Roitenberg, a member of the Audit and Compensation Committees, received an additional $2,800 for the year for his committee service. Mr. Crane, a member of the Audit Committee, received an additional $1,250 for the year for his committee service.

     Under the Directors' Deferred Compensation Plan, implemented in 1991, directors have the option of deferring receipt of their fees until a period following their service as a director or until retirement age.

     Under the Second Amended and Restated Directors' Equity Plan each nonemployee director receives on the date of the Annual Meeting of Shareholders, options to purchase 3,000 shares of Common Stock at an exercise price equal to the fair market value of such shares on the date of grant. The options expire 10 years from the date of grant and are exercisable in installments of twenty percent each year beginning one year from the date of grant. The options become immediately exercisable on a director's death or disability or on the date a "change in control" is deemed to occur under the Amended and Restated 1989 Employee Stock Incentive Plan. See "Change in Control Provisions Under the Company's Stock Incentive Plans." The Second Amended and Restated Directors' Equity Plan provides nonemployee directors the option to apply their cash retainer payment to acquire options to purchase shares of Common Stock of the Company. During 2000, no options were granted to any of the Directors under this plan.

SEVERANCE AND INDEMNIFICATION AGREEMENTS; EMPLOYMENT AGREEMENTS; CHANGE IN CONTROL PROVISIONS

     Each of the Named Officers currently employed with the Company has entered into an employment agreement with the Company.

     Mr. Cusano entered into an employment agreement with the Company dated as of March 23, 1999, in connection with his appointment to the position of Chief Executive Officer of the Company. The agreement has an initial term of three years, which renews automatically for additional one year terms unless either party gives appropriate notice to the other party. The agreement provides for a base salary of $650,000 with the opportunity to receive an annual incentive bonus. This annual incentive bonus was initially subject to an offset by up to one-third of the amount paid to Mr. Cusano pursuant to an Amended and Restated Severance Agreement he and the Company entered into on February 1, 1999 (the "Amended and Restated Severance Agreement"), in connection with his resignation as the Company's Executive Vice President and Chief Financial Officer. On April 5, 2000 the Bankruptcy Court entered an order providing that Mr. Cusano's annual incentive bonus was no longer subject to such an offset for amounts paid pursuant to the Amended and Restated Severance Agreement.

     In connection with his appointment as Senior Vice-President, Chief Administrative Officer, and General Counsel, on March 23, 1999, the Company and Mr. Moore entered into an employment agreement with an initial term of three years which renews automatically for additional one year terms unless either party gives appropriate notice to the other party. The agreement provides for a base salary of $350,000 and the opportunity to receive an annual incentive bonus.

     In connection with his appointment as Senior Vice President, Home Goods Merchandising and E-Commerce, on May 20, 1999, the Company and Mr. Foreman entered into an employment agreement with an initial term of three years which renews automatically for additional one year terms unless either party gives proper notice to the other party. The agreement provides for a base salary of $325,000 and the opportunity to receive an annual incentive bonus.

     In connection with his appointment as Senior Vice President, Stores, on February 19, 2000, the Company and Mr. Kovats entered into an employment agreement with an initial term of two years which renews automatically for additional one year terms unless either party gives proper notice to the other party. The agreement provides for a base salary of $275,000 and the opportunity to receive an annual incentive bonus.

     The employment agreements of Messrs. Cusano, Moore, Foreman and Kovats provide for the payment of compensation in the form of salary continuation in the amount of two times the officer's maximum annual base salary plus certain bonus payments and continuation of certain healthcare benefits, if the employment of the Named Officer is terminated for any reason other than the officer's death, disability, or for cause. If the Named Officer is terminated or deemed to be terminated within two years of a Change in Control, he will be entitled to salary continuation in the amount of three times the officer's maximum annual base salary. A Change in Control under these agreements is the same as that used in the Company's Stock Incentive Plan described below. Under the terms of these agreements, the employment of a Named Officer is deemed terminated for cause if he engages in (i) willful misconduct materially injurious to the Company; (ii) acts of dishonesty or fraud; (iii) willful violations of obligations not to compete with the Company or disclose confidential information. If the employment of a Named Officer is terminated for death or for cause, he will be entitled only to his base salary through the date of termination. If the employment is terminated by reason of disability, the officer will be entitled only to his base salary through the date of termination and such amounts as he is entitled to receive under the Company's disability insurance policies. The agreements provide that these Named Officers will not engage in various activities competitive with the business of the Company for a period of two years from the date of any termination giving rise to salary continuation payments. The assumption by the Company of the employment and severance agreements for Messrs. Cusano, Septer and Moore was approved by the Bankruptcy Court on May 25, 1999 with the following modifications: (i) excluded from the definition of Change in Control was an event (that would otherwise be a Change in Control) that occurs in connections with the substantial consummation of a plan of reorganization and (ii) the period of non-competition was increased to two years. Mr. Kovats' employment agreement was approved by the Bankruptcy Court on April 5, 2000. On April 5, 2000, the Bankruptcy Court also entered an order which provided that Named Officers who were terminated by the Company without cause or who resign "for good reason," during a twelve (12) month period, beginning six (6) months prior to and ending six (6) months subsequent to the Company's emergence from Chapter 11 would receive an additional year of annual base salary plus bonus.

     On May 5, 1999, the Bankruptcy Court approved the Company's employee retention program which includes a stay bonus program (the "Stay Bonus Program") applicable to the Named Officers, among others. On April 5, 2000 the Bankruptcy Court approved a modification to the employee retention program which guaranteed employees the last payment of the stay bonus in full rather than a pro rata share effective May 2000. Pursuant to the Stay Bonus Program, for fiscal year 2000, Mr. Cusano earned $195,000, Mr. Septer earned $300,000, Mr. Moore earned $78,750, Mr. Foreman earned $121,875 and Mr. Kovats earned $74,875.

     The Company also has indemnification agreements with each of its directors and Named Officers providing for contractual rights of indemnification to the fullest extent permitted by Tennessee law.

CHANGE IN CONTROL PROVISIONS UNDER THE COMPANY'S STOCK INCENTIVE PLANS

     Under the Stock Incentive Plan, any stock options and SAR's which are not then exercisable will become fully exercisable and vested upon a change in control or a potential change in control. Similarly, a change in control or a potential change in control will result in the lapsing of restrictions applicable to restricted stock and other stock-based awards with such shares and awards being deemed fully vested. Stock options, SARs, limited SARs, restricted stock and other stock-based awards will, in such instances, unless otherwise determined by the Compensation Committee in is sole discretion, be cashed out on the basis of the change in control price as defined in the plan. A change in control occurs if (i) any person becomes a beneficial owner directly or indirectly of 20% or more of the total voting stock of the Company (subject to certain exceptions); (ii) as a result of, or in connection with, any cash tender or exchange offer, merger or other business combination or similar transaction, less than a majority of the combined voting power of the then outstanding securities of the Company is held in the aggregate by the holders of Company securities entitled to vote generally in the election of directors immediately prior to such transaction; or (iii) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors cease for any reason to constitute at least a majority thereof. A potential change in control means (i) approval by the shareholders of an aggregate which, if completed, would constitute a change in control, or (ii) the acquisition by a person of 5% or more of the total voting stock of the Company and the adoption by the Board of a resolution that a potential change in control, as defined in the plan, has occurred.

     Options and shares of restricted stock granted under the Second Amended and Restated Directors' Equity Plan become immediately vested on the date a "change in control" is deemed to occur under the Stock Incentive Plan.

PENSION PLAN

     The Company's pension plan (the "Pension Plan") which is qualified under
Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"), includes all full-time and part-time employees who are at least age twenty-one with one year of qualified service as defined by the Pension Plan. Directors who are not officers or employees of the Company do not participate. In 1996, the Pension Plan was changed to a traditional final average compensation plan, with monthly benefits on years of service. Participants in the Pension Plan as of January 1, 1989 are provided certain minimum benefits reflecting the provisions of the prior Pension Plan based on compensation received during 1988.

     The following table shows the estimated annual pension benefits payable to a covered participant at normal retirement age, based on selected compensation and years of service compensations:

                              YEARS OF SERVICE
               -----------------------------------------------
REMUNERATION     15        20        25        30        35
------------   -------   -------   -------   -------   -------
12$5,000...    $19,958   $26,610   $33,263   $39,915   $46,568
150,000...      25,583    34,110    42,638    51,165    59,693
175,000...      27,833    37,110    46,388    55,665    64,943
200,000...      27,833    37,110    46,388    55,665    64,943
225,000...      27,833    37,110    46,388    55,665    64,943
250,000...      27,833    37,110    46,388    55,665    64,943
300,000...      27,833    37,110    46,388    55,665    64,943
400,000...      27,833    37,110    46,388    55,665    64,943
450,000...      27,833    37,110    46,388    55,665    64,943
500,000...      27,833    37,110    46,388    55,665    64,943

     Compensation covered by the plan generally includes all compensation earned by a participant, including elective deferrals to qualified plans but excluding severance payments, expense reimbursements and allowances, and other non-wage items. However, for purposes of determining benefits, compensation covered by the plan is limited to $170,000. As a result, covered compensation for each of the Named Officers is limited to $170,000 by Section 401(a)(17) of the Code. In addition, annual benefits payable from the plan are limited to $135,000 by
Section 415 of the Code. These limitations are indexed periodically for inflation.

     The estimated credited years of service covered by the plan for each of the Named Officers are:

                                                     AS OF DECEMBER 31, 2000    AS OF AGE 65
                                                     -----------------------    ------------
S. Cusano..........................................             8                    8
Charles Septer.....................................            18                    18
C. Steven Moore....................................             7                    7
Jerry Foreman......................................             0                    0
Eric Kovats........................................            23                    23

     On August 31, 1999, the Bankruptcy Court approved a motion by the Company to amend the Pension Plan. The amendment ceased the accrual of benefits, disallowed new enrollments to the plan and vested benefits already accrued under the plan effective September 30, 1999.

     Retirement benefits are computed on the basis of a straight life annuity, however the participant may elect another method of payment. If the participant is married, the benefit is converted into an actuarially equivalent joint and 50% survivor benefit. The benefits shown in the table above are not subject to deduction for Social Security or other offset amounts.

     On January 23, 2001, the U.S. Bankruptcy Court issued an order authorizing the Company to take all steps necessary and appropriate to effectuate the termination of the Pension Plan and to implement procedures for distributions thereunder.

EXECUTIVE SECURITY PROGRAM

     The Company maintains a non-qualified supplemental retirement plan (the "ESP") which covers certain management employees hired or promoted to their job level prior to February 28, 1989. The plan provides salary continuation and/or death benefits equal to two times the participant's annual salary at retirement age or at age 65. Employees who complete 20 years of service and terminate employment prior to attaining retirement age are entitled to a death benefit up to age 65, at which time they can elect salary continuation and/or death benefits. Salary continuation benefits are paid from the general assets of the Company. The benefit accrual under the ESP was frozen effective September 30, 1999. There were approximately 62 active employees covered as of December 31, 2000. Approximately 35 retirees were eligible to receive benefits as of April 1999 and approximately 46 terminated vested participants are entitled to a future benefit. The Company maintains Corporate Owned Life Insurance (COLI) policies purchased on participants covered by the plan prior to the Tax Reform Act of 1986. The Company continues to maintain COLI policies following termination or retirement of covered employees. Of the Named Officers, Eric Kovats is the only current participant in the ESP. Prior to his resignation, Charles Septer was a participant in the ESP. Following his resignation, Mr. Septer is not entitled to receive any benefit under the ESP. Upon retirement and if Mr. Kovat's chose to waive 100% of the death benefit, Mr. Kovats's annual installment benefit would be approximately $45,100. Continuation of the ESP is subject to Bankruptcy Court approval. On August 31, 1999, the Bankruptcy Court approved a motion by the Company to amend the ESP. The amendment ceased the accrual of benefits and suspended payments effective September 30, 1999. Claims under the ESP are classified as liabilities subject to compromise by the Company. See "Notes to Consolidated Financial Statements -- J. Liabilities Subject to Compromise." During 1999 an ESP committee was formed and the Company is working with the committee to resolve claims. The Company is considering various options with respect to the ESP, which may include reinstatement, amendments, termination or substitution, among other things.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of March 15, 2001 (unless otherwise noted), for:

     - each person who is known by us to beneficially own more than 5% of the outstanding shares of Company Common Stock;

     - each of the Company's directors;

     - each of the Company's executive officers named in the Summary Compensation Table; and

     - each of the Company's directors and executive officers as a group.

     The percentages of shares outstanding provided in the tables are based on 99,722,789 voting shares outstanding as of March 15, 2001. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Unless otherwise indicated, each person or entity named in the table has sole voting and investment power. Shares issuable upon exercise of options that are exercisable within sixty days of March 15, 2001 are considered outstanding for the purpose of calculating the percentage of outstanding shares of Company Common Stock held by the individual, but not for the purpose of calculating the percentage of outstanding shares held by any other individual. The address of each of the Company's directors and executive officers listed below is c/o Service Merchandise Company, Inc., 7100 Service Merchandise Boulevard, Brentwood, Tennessee 37027.

                         SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

                                                               NUMBER OF SHARES       PERCENT OF
NAME                                                          BENEFICIALLY OWNED       CLASS(1)
----                                                          ------------------      ----------
Raymond Zimmerman...........................................         4,859,124(2)
                                                                        24,341(3)
                                                                       392,070(4)
                                                                       566,280(5)
                                                                     5,859,815          5.9%
                                                                --------------
Richard P. Crane............................................            15,165(6)
Charles V. Moore............................................           164,745(7)(8)
R. Maynard Holt.............................................            12,239(9)
Harold Roitenberg...........................................            14,545(10)
S. Cusano...................................................           418,539(11)
Charles Septer..............................................           277,644(12)
C. Steven Moore.............................................            40,670(13)
Eric Kovats.................................................            55,307(14)
Jerry Foreman...............................................             1,000(15)
All directors and executive officers as a group (12
  persons)..................................................         6,859,667(16)      6.9%

---------------

 (1) Percentages representing less than 1% of the outstanding shares of Common Stock are not shown.
 (2) Includes 462,500 shares issuable upon exercise of options.
 (3) Shares held by the Equitable Trust Company in an IRA account.
 (4) Represents 239,748 shares owned of record by Mr. Zimmerman as trustee for two nieces and 152,322 shares as to which Mr. Zimmerman is trustee under the will of Mary K. Zimmerman.
 (5) Represents 405,000 shares owned of record by the Raymond Zimmerman Family Foundation and 161,280 shares owned of record by the Zimmerman Foundation.
 (6) Includes 5,550 shares issuable upon exercise of options granted under the Second Amended and Restated Directors' Equity Plan.

 (7) Includes 69,347 shares issuable upon exercise of options granted under the Second Amended and Restated Directors' Equity Plan.
 (8) Includes 9,280 shares owned by Mr. Moore as custodian for two minor children.
 (9) Includes 1,937 shares owned of record by Mr. Holt as trustee for the R. Maynard Holt Profit Sharing Plan, a qualified profit sharing plan under the Internal Revenue Code, 2,100 shares owned by Mr. Holt's wife, 2,000 shares owned by Mr. Holt's mother and 5,550 shares issuable upon exercise of options.
(10) Includes 14,545 shares issuable upon exercise of options granted under the Second Amended and Restated Directors' Equity Plan.

(11) Includes 3,333 restricted shares of Common Stock held by the Company until restrictions lapse and 386,333 shares issuable upon exercise of options.
(12) Includes 1,148 shares held by Mr. Septer's wife and 268,102 shares issuable upon exercise of options granted under the Amended and Restated 1989 Stock Incentive Plan.
(13) Includes 20,670 shares issuable upon exercise of options granted under the Amended and Restated 1989 Stock Incentive Plan.
(14) Includes 30,307 shares issuable upon exercise of options.
(15) Includes 1,000 shares held by wife.
(16) Includes 1,262,904 shares issuable upon exercise of options granted under the Second Amended and Restated Directors' Equity Plan and the Amended and Restated 1989 Stock Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company entered into certain other contractual arrangements with certain of its directors and executive officers during fiscal 2000. See Item 11. "Executive Compensation -- Severance and Indemnification Agreements; Employment Agreements; Change in Control Provisions."

     On July 31, 2000, Gary Sease, the Company's then Senior Vice President, Logistics, resigned from the Company. Pursuant to the terms of his employment agreement with the Company dated December 3, 1998, Mr. Sease received a severance payment on August 11, 2000 in the amount of $1,010,826. Mr. Sease's employment agreement also provided for the continuation of Mr. Sease's health care coverage for the shorter of two years or the point at which he becomes eligible to participate in the coverage of another employer.

     In connection with the appointment of Thomas L. Garrett, Jr. to the position of Senior Vice President, Chief Financial Officer, the Company entered into an employment agreement with Mr. Garrett dated March 1, 2000. The employment agreement was for an initial term of two years with renewals automatically for additional one year terms unless either party gives proper notice to the other party. Mr. Garrett resigned from the Company on September 15, 2000. Pursuant to the terms of his employment agreement, Mr. Garrett received a severance payment in the amount of $1,000,441 on October 6, 2000 as well as the continuation of his health care coverage for the shorter of two years or the point at which he becomes eligible to participate in the coverage of another employer.

     In connection with his appointment as President and Chief Operating Officer, on March 23, 1999, the Company and Mr. Septer entered into an employment agreement with an initial term of three years which renewed automatically for additional one year terms unless either party gives appropriate notice to the other party. On December 31, 2000, Mr. Septer resigned from the Company. Under the terms of Mr. Septer's employment agreement, on January 5, 2001 he received a severance payment in the amount of $1,672,000 and is entitled to continuation of health care coverage for the shorter of two years or until he becomes eligible for such coverage from another employer. Rose Septer, Mr. Septer's spouse, resigned from the Company on December 31, 2000. Pursuant to the terms of her employment agreement with the Company, on January 5, 2001, she received a severance payment in the amount of $802,000 and is entitled to healthcare coverage for the shorter of two years or until she becomes eligible for such coverage from another employer.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) Documents filed as a part of this report:

        1.   Financial Statements

             See Item 8. Financial Statements and Supplementary Data

        2.   Financial Statement Schedule

           (i) Financial Statement Schedules of the Company appended hereto consist of the following: Schedule II Valuation and Qualifying Accounts and Reserves

        3.   Exhibits Required by Item 601 of Regulation S-K. See Exhibit Index.

EXHIBITS FILED WITH THIS FORM 10-K:

                                                                                    EXHIBIT NO. IN
EXHIBIT NO. UNDER                                                                      DOCUMENT
   ITEM 601 OF                                                                          WHERE
 REGULATION S-K                         BRIEF DESCRIPTION                          ORIGINALLY FILED
-----------------                       -----------------                          ----------------
       10.15       Employment Agreement between Registrant and Jerry Foreman
                   dated May 20, 1999.
       10.16       Employment Agreement between Registrant and Eric Kovats
                   dated February 19, 2000.
       10.17       Employment Agreement between Registrant and Michael Hogrefe dated January 24, 2001.
       10.18       Unsecured Vendor Credit Facility and Commitment Letter dated as of January 23, 2001 by and between Registrant and CIT
                   Group Commercial Services, Inc., and related Bankruptcy
                   Court Order Dated February 27, 2001.
       21          Subsidiaries of the Registrant.
       23          Independent Auditors' consent.
EXHIBITS INCORPORATED HEREIN BY REFERENCE:
        3.1        Registrant's Charter, as amended February 5, 1998 which is            3.1
                   incorporated herein by reference to the Registrant's Form
                   10-K for the fiscal year ended December 28, 1997.
        3.2        Registrant's By-Laws, as amended (restated in electronic              3.2
                   format only for the purpose of filing with the Commission)
                   which is incorporated by reference to the Registrant's Form
                   10-K for the fiscal year ended January 3, 1999.
        4.1        Amended and Restated Rights Agreement dated November 4, 1998         99.2
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

                                                                                    EXHIBIT NO. IN
EXHIBIT NO. UNDER                                                                      DOCUMENT
   ITEM 601 OF                                                                          WHERE
 REGULATION S-K                         BRIEF DESCRIPTION                          ORIGINALLY FILED
-----------------                       -----------------                          ----------------
        4.3        Trust Indenture dated as of June 28, 1990 concerning the              4.2b
                   refinancing of $90.0 million of the Real Estate Bridge Loan under the Credit Agreement dated as of July 24, 1989 among the Registrant, Various Banks and Chemical Bank as Agent,
                   which is incorporated herein by reference from the
                   Registrant's Form 10-Q for the second quarter ended June 30,
                   1990.
        4.4        Indenture, dated as of February 15, 1993, between the                 4.1
                   Registrant and First American National Bank, as Trustee,
                   regarding the Registrant's $300,000,000 of 9% Senior
                   Subordinated Debentures due 2004, which is incorporated
                   herein by reference from the Registrant's Form 8-K dated
                   February 17, 1993.
        4.5        First Supplemental Indenture, dated as of February 15, 1993,          4.2
                   between the Registrant and First American National Bank, as
                   Trustee, regarding the Registrant's $300,000,000 of 9%
                   Senior Subordinated Debentures due 2004, which is
                   incorporated herein by reference from the Registrant's Form
                   8-K dated February 17 1993.
        4.6        Form of Debenture, regarding the Registrant's $300,000,000            4.3
                   of 9% Senior Subordinated Debentures due 2004, which is
                   incorporated herein by reference from the Registrant's Form
                   8-K dated February 17, 1993.
        4.7        Form of Notes, regarding the Registrant's $100,000,000 of             4.3
                   8 3/8% Senior Notes due 2001, which is incorporated herein by reference from the Registrant's Form 8-K dated October
                   26, 1993.
        4.8        Conditional Loan Commitment dated as of September 9, 1996,            4.2
                   concerning the $75.0 million Real Estate Mortgage Financing among Service Merchandise Company, Inc., and First Union
                   National Bank of North Carolina which is incorporated herein by reference from the Registrant's Form 10-Q for the third quarter ended September 29, 1996.
        4.9        Loan Agreement dated as of October 4, 1996 concerning the             4.2a
                   $75.0 million Real Estate Mortgage Financing among
                   SMC-SPE-1, Inc., and First Union National Bank of North
                   Carolina which is incorporated herein by reference from the
                   Registrant's Form 10-Q for the third quarter ended September
                   29, 1996.
        4.10       Loan Agreement dated as of October 4, 1996 concerning the             4.2b
                   $75.0 million Real Estate Mortgage Financing among
                   SMC-SPE-2, Inc., and First Union National Bank of North
                   Carolina which is incorporated herein by reference from the
                   Registrant's Form 10-Q for the third quarter ended September
                   29, 1996.
        4.11       First Amendment to Loan Agreement dated as of November 7,             4.19
                   1996 concerning the $75.0 million Real Estate Mortgage
                   Financing among SMC-SPE-2, Inc., and First Union National
                   Bank of North Carolina which is incorporated herein by
                   reference to the Registrant's Form 10-K for the fiscal year ended December 29, 1996.

                                                                                    EXHIBIT NO. IN
EXHIBIT NO. UNDER                                                                      DOCUMENT
   ITEM 601 OF                                                                          WHERE
 REGULATION S-K                         BRIEF DESCRIPTION                          ORIGINALLY FILED
-----------------                       -----------------                          ----------------
        4.12       Second Amendment to Loan Agreement dated as of December 20,           4.20
                   1996 concerning the $75.0 million Real Estate Mortgage
                   Financing among SMC-SPE-2, Inc., and First Union National
                   Bank of North Carolina which is incorporated herein by
                   reference to the Registrant's Form 10-K for the fiscal year ended December 29, 1996.
        4.13       Third Amendment to Loan Agreement dated as of January 16,             4.22
                   1997 concerning the $75.0 million Real Estate Mortgage
                   Financing among SMC-SPE-2, Inc., and First Union National
                   Bank of North Carolina which is incorporated herein by
                   reference to the Registrant's Form 10-K for the fiscal year ended December 29, 1996.
        4.14       Note Issuance Agreement dated September 30, 1997 among                4.15
                   Service Merchandise Company, Inc., H.J. Wilson Co., Inc. and
                   The Long-Term Credit Bank of Japan, Ltd. which is
                   incorporated herein by reference to the Registrant's Form
                   10-K for the fiscal year ended December 28, 1997.
        4.15       Post-Petition Credit Agreement dated as of March 29, 1999,            4.17
                   by and among the Registrant, Citicorp USA, Inc., as
                   administrative agent, Bank Boston, N.A., as documentation
                   agent and collateral monitoring agent, and Salomon Smith
                   Barney, Inc., as sole arranger and book manager which is
                   incorporated by reference to the Registrant's Form 10-K for the fiscal year ended January 3, 1999.
        4.16       Master Security Agreement dated as of March 29, 1999 by and           4.18
                   among Registrant and the Guarantors as Grantors and
                   Citicorp, USA, Inc. as Administrative Agent which is
                   incorporated by reference to the Registrant's Form 10-K for the fiscal year ended January 3, 1999.
        4.17       Second Amendment to Post-Petition Credit Agreement dated as          99.2
                   of September 29, 1999 by and among the Registrant, Citicorp
                   USA, Inc., as administrative agent, Bank Boston, N.A., as
                   documentation agent and collateral monitoring agent, and
                   Salomon Smith Barney, Inc., as sole arranger and book
                   manager which is incorporated by reference to the
                   Registrant's Form 8-K dated October 7, 1999.
        4.18       First Amendment to Post-Petition Credit Agreement dated as of May 6, 1999, by and among the Registrant, Citicorp USA,
                   Inc., as administrative agent, Bank Boston, N.A., as
                   documentation agent and collateral monitoring agent, and
                   Salomon Smith Barney, Inc., as sole arranger and book
                   manager, which is incorporated by reference to Registrant's
                   Form 10-K for the fiscal year ended January 2, 2000.
        4.19       Post Petition Credit Agreement dated as of April 14, 2000 by          4
                   and among Registrant; Fleet Retail Finance Inc., as
                   collateral agent and administrative agent; Foothill Capital
                   Corporation, National City Commercial Finance Inc. and
                   Jackson National Life Insurance Company, as co-agents;
                   Heller Financial, Inc., as documentation agent; and
                   FleetBoston Robertson Stephens, Inc., as arranger which is incorporated by reference to the Registrant's Form 10-Q for the first quarter ended April 2, 2000.

                                                                                    EXHIBIT NO. IN
EXHIBIT NO. UNDER                                                                      DOCUMENT
   ITEM 601 OF                                                                          WHERE
 REGULATION S-K                         BRIEF DESCRIPTION                          ORIGINALLY FILED
-----------------                       -----------------                          ----------------
        4.20       First Amendment to Post-Petition Credit Agreement dated as            4
                   June 26, 2000 by and among Registrant; the various financial institutions identified on the signature page thereto, as
                   lenders; Fleet Retail Finance Inc., as collateral agent and administrative agent; Foothill Capital Corporation, National
                   City Commercial Finance Inc. and Jackson National Life
                   Insurance Company, as co-agents; and Heller Financial, Inc., as documentation agent which is incorporated by reference to the Registrant's Form 10-Q for the second quarter ended July
                   2, 2000.
       10.1        Stock Option Pledge Agreement between Service Merchandise            10.2
                   Company, Inc., and the Service Merchandise Foundation dated
                   October 15, 1990, which is incorporated herein by reference from the Registrant's Form 10-K for the fiscal year ended
                   December 29, 1990.
       10.2        Aircraft Lease Agreement dated as of June 26, 1998 between           10.1
                   the Registrant and General Electric Capital Corporation
                   which is incorporated herein by reference from the
                   Registrant's Form 10-Q for the second quarter ended June 28,
                   1998.
       10.3        Form of Indemnification Agreement between the Registrant and    Exhibit A
                   each of Messrs. Zimmerman, Crane, Holt, Moore, Roitenberg,
                   Cusano, Mulet and Septer, which is incorporated herein by
                   reference from the Registrant's Proxy Statement dated April
                   19, 1989.*
       10.4        Directors' Deferred Compensation Plan, which is incorporated         10.1
                   herein by reference from the Registrant's Form 10-K for the fiscal year ended December 29, 1990.*
       10.5        Key Executive Severance Plan Agreement for execution by              10.2
                   certain key executives in replacement of employment
                   contracts which is incorporated herein by reference from the
                   Registrant's Form 10-Q for the third quarter ended October
                   2, 1994.*
       10.6        Amended and Restated 1989 Employee Stock Incentive Plan              10.2
                   which is incorporated herein by reference from the
                   Registrant's Form 10-K for the fiscal year ended January 1,
                   1995.*
       10.7        Retirement Benefits Agreement dated as June 25, 1998 which           10.1
                   is incorporated herein by reference from the Registrant's
                   Form 10-Q for the third quarter ended September 27, 1998.*
       10.8        Letter Agreement II between the Registrant and Jay Alix &            10.9
                   Associates dated March 23, 1999 which is incorporated by
                   reference to the Registrant's Form 10-K for the fiscal year ended January 3, 1999.*
       10.9        Form of Severance Agreement Amendment between the Registrant         10.10
                   and each of Messrs. Cusano, Mulet, Sease and Septer which is incorporated by reference to the Registrant's Form 10-K for the fiscal year ended January 3, 1999.*
       10.10       Letter Agreement among the Registrant and S. Cusano dated            10.14
                   February 1, 1999 which is incorporated by reference to the
                   Registrant's Form 10-K for the fiscal year ended January 3,
                   1999.*
       10.11       Second Amended and Restated Directors' Equity Plan which is          10.15
                   incorporated by reference to the Registrant's Form 10-K for the fiscal year ended January 3, 1999.*

                                                                                    EXHIBIT NO. IN
EXHIBIT NO. UNDER                                                                      DOCUMENT
   ITEM 601 OF                                                                          WHERE
 REGULATION S-K                         BRIEF DESCRIPTION                          ORIGINALLY FILED
-----------------                       -----------------                          ----------------
       10.12       Employment Agreement between Registrant and S. Cusano dated          10.16
                   March 23, 1999 which is incorporated by reference to the
                   Registrant's Form 10-K for the fiscal year ended January 3,
                   1999.*
       10.13       Employment Agreement between Registrant and Charles Septer           10.17
                   dated March 23, 1999 which is incorporated by reference to the Registrant's Form 10-K for the fiscal year ended January
                   3, 1999.*
       10.14       Employment Agreement between Registrant and C. Steven Moore          10.18
                   dated March 23, 1999 which is incorporated by reference to the Registrant's Form 10-K for the fiscal year ended January
                   3, 1999.*

---------------
* Management Compensatory plan or arrangement.

     (b) Reports on Form 8-K.

     During the quarter ended December 31, 2000, the Company filed the following three reports on Form 8-K: (i) dated October 30, 2000 announcing the filing with the Bankruptcy Court of the Company's monthly operating report for the period commencing August 28, 2000 and ending October 1, 2000; (ii) dated November 29, 2000 announcing the filing with the Bankruptcy Court of the Company's monthly operating report for the period commencing October 2, 2000 and ending October 29, 2000, and (iii) dated December 21, 2000 announcing the filing with the Bankruptcy Court of the Company's monthly operating report for the period commencing October 30, 2000 and ending November 26, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SERVICE MERCHANDISE COMPANY, INC.

                                          By: /s/ S. CUSANO
                                            ------------------------------------
                                            S. Cusano
                                            Chairman, President and
                                            Chief Executive Officer

March 15, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ S. CUSANO
--------------------------------------------------------
S. Cusano
Chairman, President and Chief Executive Officer
(Principal Executive Officer)
March 15, 2001

/s/ MICHAEL E. HOGREFE
--------------------------------------------------------
Michael E. Hogrefe
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
March 15, 2001

/s/ KENNETH A. CONWAY
--------------------------------------------------------
Kenneth A. Conway
Vice President -- Controller and Chief Accounting
Officer
(Principal Accounting Officer)
March 15, 2001

/s/ RAYMOND ZIMMERMAN
--------------------------------------------------------
Raymond Zimmerman
Director
March 15, 2001

/s/ RICHARD P. CRANE, JR.
--------------------------------------------------------
Richard P. Crane, Jr.
Director
March 15, 2001


/s/ CHARLES V. MOORE
--------------------------------------------------------
Charles V. Moore
Director
March 15, 2001

/s/ R. MAYNARD HOLT
--------------------------------------------------------
R. Maynard Holt
Director
March 15, 2001

/s/ HAROLD ROITENBERG
--------------------------------------------------------
Harold Roitenberg
Director
March 15, 2001

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                   COL. A                        COL. B                COL. C                  COL. D          COL. E
                                                                      ADDITIONS
                                                                (1)            (2)
                                               BALANCE AT    CHARGED TO     CHARGED TO
                                              BEGINNING OF   COSTS AND    OTHER ACCOUNTS     DEDUCTIONS      BALANCE AT
DESCRIPTION                                      PERIOD       EXPENSES      (DESCRIBE)     (DESCRIBE)(A)    END OF PERIOD
-----------                                   ------------   ----------   --------------   --------------   -------------
INVENTORY VALUATION ALLOWANCE INCLUDED UNDER
THE BALANCE SHEET CAPTION "INVENTORY"
Year ended December 31, 2000................    $ 13,025      $ 21,335                        $(25,279)       $  9,081
Year ended January 2, 2000..................    $ 25,017      $     --                        $(11,992)       $ 13,025
Year ended January 3, 1999..................    $ 16,945      $ 50,144                        $(42,072)       $ 25,017
DEFERRED TAX ASSET VALUATION ALLOWANCE
INCLUDED UNDER THE BALANCE SHEET CAPTION
"DEFERRED INCOME TAXES"
Year ended December 31, 2000................    $134,445      $106,923                        $     --        $241,368
Year ended January 2, 2000..................    $ 41,753      $ 92,692                        $     --        $134,445
Year ended January 3, 1999..................    $     --      $ 41,753                        $     --        $ 41,753
ALLOWANCE FOR DOUBTFUL ACCOUNTS INCLUDED
UNDER THE BALANCE SHEET CAPTION "ACCOUNTS
RECEIVABLE"
Year ended December 31, 2000................    $ 19,474      $  1,984                        $ (2,916)       $ 18,542
Year ended January 2, 2000..................    $  2,999      $ 15,751                        $   (724)       $ 19,474
Year ended January 3, 1999..................    $  3,456      $  4,541                        $ (4,998)       $  2,999
ALLOWANCE FOR UNCOLLECTIBLE VENDOR DEBITS
INCLUDED UNDER THE BALANCE SHEET CAPTION
"ACCOUNTS PAYABLE"
Year ended December 31, 2000................    $  5,747      $     --                        $   (793)       $  4,954
Year ended January 2, 2000..................    $  4,300      $  1,447                        $     --        $  5,747
Year ended January 3, 1999..................    $     --      $  4,300                        $     --        $  4,300