Form 10-Q
period 2001-04-01
SERVICE MERCHANDISE CO INC
filed 2001-05-11
CIK 89107

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2001.

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

         As of April 29, 2001, there were 99,871,123 shares of the Registrant's common stock, $.50 par value, outstanding.

                                TABLE OF CONTENTS

                                                                                                     Page
                                                                                                      No.
                                                                                                     ----
PART I   FINANCIAL INFORMATION

           Consolidated Statements of Operations (Unaudited) - Three Periods Ended
             April 1, 2001 and April 2, 2000..........................................................3
           Consolidated Balance Sheets - April 1, 2001 (Unaudited), April 2, 2000
             (Unaudited) and December 31, 2000........................................................4
           Consolidated Statements of Cash Flows (Unaudited) - Three Periods Ended
             April 1, 2001 and April 2, 2000..........................................................5
           Notes to Consolidated Financial Statements (Unaudited) ....................................6
           Management's Discussion and Analysis of Financial Condition and Results of Operations.....14
           Quantitative and Qualitative Disclosure about Market Risk.................................22

PART II  OTHER INFORMATION

           Legal Proceedings.........................................................................23
           Defaults Upon Senior Securities...........................................................24
           Exhibits and Reports on Form 8-K..........................................................24

SIGNATURES ..........................................................................................25

                         PART I - FINANCIAL INFORMATION

                SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

ITEM 1.  FINANCIAL STATEMENTS

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   THREE PERIODS ENDED
                                                                                  ---------------------
                                                                                  APRIL 1,    APRIL 2,
                                                                                    2001        2000
                                                                                  ---------   ---------
NET SALES:
     Operations excluding exiting categories and closed facilities                $ 199,064   $ 240,294
     Exiting categories and closed facilities                                            65     102,735
                                                                                  ---------   ---------
                                                                                    199,129     343,029
                                                                                  ---------   ---------
COSTS OF MERCHANDISE SOLD AND BUYING AND OCCUPANCY EXPENSES:
     Operations excluding exiting categories and closed facilities                  144,108     171,325
     Exiting categories and closed facilities                                           382      84,570
                                                                                  ---------   ---------
                                                                                    144,490     255,895
                                                                                  ---------   ---------
GROSS MARGIN (LOSS) AFTER COST OF MERCHANDISE SOLD AND BUYING AND
     OCCUPANCY EXPENSES:
     Operations excluding exiting categories and closed facilities                   54,956      68,969
     Exiting categories and closed facilities                                          (317)     18,165
                                                                                  ---------   ---------
                                                                                     54,639      87,134
                                                                                  ---------   ---------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
     Operations excluding exiting categories and closed facilities                   70,267      84,566
     Exiting categories and closed facilities                                         4,688      14,829
                                                                                  ---------   ---------
                                                                                     74,955      99,395
                                                                                  ---------   ---------
Other expense (income), net                                                             711     (12,296)
Restructuring charge (income)                                                             0        (909)
Depreciation and amortization:
     Operations excluding exiting categories and closed facilities                   10,395       9,584
     Exiting categories and closed facilities                                            24         160
                                                                                  ---------   ---------
                                                                                     10,419       9,744
                                                                                  ---------   ---------
Reorganization items expense                                                          7,027      18,694
                                                                                  ---------   ---------
Loss before interest and income tax                                                 (38,473)    (27,494)
Interest expense (contractual interest $17,192 and $17,931 for the three periods
     ended April 1, 2001 and April 2, 2000, respectively)                            10,153      10,892
                                                                                  ---------   ---------
Loss before income tax                                                              (48,626)    (38,386)
Income tax                                                                               --          --
                                                                                  ---------   ---------
Net loss                                                                          $ (48,626)  $ (38,386)
                                                                                  =========   =========
Weighted average common shares - basic and diluted                                   99,723      99,723
                                                                                  =========   =========
Net loss per common share - basic and diluted                                     $   (0.49)  $   (0.38)
                                                                                  =========   =========


The accompanying notes are an integral part of these consolidated financial statements.

             SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS

                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 (UNAUDITED)
                                                          -------------------------
                                                            APRIL 1,       APRIL 2,   DECEMBER 31,
                                                              2001          2000         2000
                                                          -----------   -----------   -----------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                            $    23,913   $    29,513   $    31,838
     Accounts receivable, net of allowance of $18,629,
        $17,479 and $18,542 respectively                        6,298         6,135         7,061
     Inventories                                              458,963       644,368       440,324
     Prepaid expenses and other assets                         21,539        24,174        11,025
                                                          -----------   -----------   -----------
     TOTAL CURRENT ASSETS                                     510,713       704,190       490,248

PROPERTY AND EQUIPMENT:
     Net property and equipment - owned                       359,539       346,340       364,898
     Net property and equipment - leased                       11,735        14,200        12,330
     Other assets and deferred charges                         57,206        54,639        58,376
                                                          -----------   -----------   -----------
     TOTAL ASSETS                                         $   939,193   $ 1,119,369   $   925,852
                                                          ===========   ===========   ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES NOT SUBJECT TO COMPROMISE
  CURRENT LIABILITIES:
     Notes payable                                        $   195,906   $    97,146   $    89,143
     Accounts payable                                          47,942        60,382        48,570
     Accrued expenses                                         126,279       147,545       158,843
     State and local sales taxes                                8,228        12,672        16,300
     Current maturities of long-term debt                          --         1,000            --
     Current maturities of capitalized lease obligations           95           118            93
                                                          -----------   -----------   -----------
     TOTAL CURRENT LIABILITIES                                378,450       318,863       312,949

  LONG-TERM LIABILITIES:
     Long-term debt                                            60,000        98,250        60,000
     Capitalized lease obligations                              2,372         2,467         2,396
                                                          -----------   -----------   -----------
     TOTAL LONG-TERM LIABILITIES                               62,372       100,717        62,396

LIABILITIES SUBJECT TO COMPROMISE                             746,406       755,244       747,251
                                                          -----------   -----------   -----------
     TOTAL LIABILITIES                                      1,187,228     1,174,824     1,122,596
                                                          -----------   -----------   -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
     Preferred stock, $1 par value, authorized 4,600 shares, undesignated as to rate and other rights, none issued

     Series A Junior Preferred Stock, $1 par value,
        authorized 1,100 shares, none issued Common
        stock, $.50 par value, authorized 500,000
        shares, issued and outstanding 99,871, 99,976
        and 99,871 shares, respectively                        49,935        49,989        49,935
     Additional paid-in capital                                 5,881         6,288         5,881
     Deferred compensation                                       (189)         (565)         (221)
     Accumulated other comprehensive loss                      (2,697)           --            --
     Retained deficit                                        (300,965)     (111,167)     (252,339)
                                                          -----------   -----------   -----------
     TOTAL SHAREHOLDERS' DEFICIT                             (248,035)      (55,455)     (196,744)
                                                          -----------   -----------   -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT          $   939,193   $ 1,119,369   $   925,852
                                                          ===========   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  THREE PERIODS ENDED
                                                                                   --------------------
                                                                                   APRIL 1,   APRIL 2,
                                                                                     2001       2000
                                                                                  ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                     $ (48,626)  $(38,386)
     Adjustments to reconcile net loss to net cash used by operating activities:
        Depreciation and amortization                                                11,409     12,483
        Net loss (gain) on sale of property and equipment                               711     (3,729)
        Reorganization items                                                          7,027     18,694
        Changes in assets and liabilities:
           Accounts receivable                                                          763      7,036
           Inventories                                                              (18,639)    (1,371)
           Prepaid expenses and other assets                                        (10,514)    (2,983)
           Accounts payable                                                            (404)    (3,984)
           Accrued expenses and state and local sales taxes                         (47,889)   (73,747)
           Accrued restructuring costs                                                 (117)    (2,426)
                                                                                  ---------   --------
           NET CASH USED BY OPERATING ACTIVITIES                                   (106,279)   (88,413)
                                                                                  ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment - owned                                     (4,492)    (3,056)
     Proceeds from sale of property and equipment                                        50      4,043
     Proceeds from sale of property and equipment - reorganization                       88      7,927
     Restricted cash and other assets, net                                             (378)    (1,003)
                                                                                  ---------   --------
           NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                          (4,732)     7,911
                                                                                  ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Short-term borrowings, net                                                     106,763     54,169
     Repayment of long-term debt                                                     (2,755)    (2,913)
     Repayment of capitalized lease obligations                                        (922)    (2,760)
     Exercise of stock options (forfeiture of restricted stock), net                     --        (72)
                                                                                  ---------   --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                                103,086     48,424
                                                                                  ---------   --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (7,925)   (32,078)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                      31,838     61,591
                                                                                  ---------   --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                         $  23,913   $ 29,513
                                                                                  =========   ========

SUPPLEMENTAL DATA:
     Cash paid (received) during the period for:
        Interest                                                                  $   6,038   $  6,214
        Income taxes                                                              $    (461)  $   (299)
        Reorganization items                                                      $   5,202   $  6,311
     Non-cash financing activities:
        Other comprehensive loss                                                  $   2,697   $     --

The accompanying notes are an integral part of these consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 A.      FINANCIAL STATEMENT PRESENTATION AND GOING CONCERN MATTERS

         The consolidated financial statements except for the consolidated balance sheet as of December 31, 2000, have been prepared by the Company without audit.

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

         The line item "Exiting categories and closed facilities" represents activity specifically identifiable to closed facilities and inventory liquidations conducted in conjunction with the Company's 2000 and 2001 Business Plans. Prior year amounts reflect operating results for these same facilities and merchandise classifications. Selling, general and administrative expenses for closed facilities do not include any allocation of corporate overhead.

         The Company's recent losses and the Chapter 11 Cases (defined herein) raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis are dependent upon, among other things, (i) the Company's ability to comply with the DIP to Exit Facility (defined herein), (ii) the Company's ability to revise and implement its business plan, (iii) confirmation of a plan of reorganization under the Bankruptcy Code, (iv) the Company's ability to achieve profitable operations after such confirmation, and (v) the Company's ability to generate sufficient cash from operations to meet its obligations.

         As described in Note B, the Company has an exclusive right to submit a plan of reorganization to the Bankruptcy Court through January 31, 2002. Management believes that the anticipated plan of reorganization, as it is being developed and subject to approval of the Bankruptcy Court, along with cash provided by the DIP to Exit Facility and operations, will provide sufficient liquidity to allow the Company to continue as a going concern; however, there can be no assurance that the sources of liquidity will be available or sufficient to meet the Company's needs. A plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The consolidated financial statements do not give effect to any adjustment to the carrying value of assets or amounts and classifications of liabilities that might be necessary as a result of the Chapter 11 Cases.

         On February 21, 2000, the Company's Board of Directors approved its 2000 Business Plan, which emphasized: (i) an expansion of jewelry and jewelry related products; (ii) an exit of certain unprofitable home good categories;
(iii) the reducing of selling and warehouse spaces within the Company's stores to adjust for the new merchandise mix, which allows for potential subleasing of excess space; and (iv) cost saving initiatives. The 2001 Business Plan advances the initiatives of the 2000 Business Plan and refines the business model to include: focusing on the Company's core competency in jewelry; refining home assortments and jewelry merchandising; developing a "key item" program; advertising with an emphasis on quality, value and assortment; aligning sublease and remodel programs; consolidating space at the corporate headquarters; reconfiguring the jewelry repair organization; and implementing initiatives to reduce the Company's corporate staffing levels and overall expense structure. The execution and success of the Company's business plan is subject to numerous known and unknown risks and uncertainties. See "Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995."

         The Company continues to review its business strategy, which may include additional store closings, changes in merchandise assortments, changes in distribution networks and overhead costs. The Company is also considering various options with respect to its Executive Security Plan and its Savings and Investment Plan, which may include reinstatement, amendments, termination or substitution of such plans, among other things.

          The Company has historically incurred a net loss for the first three quarters of the year because of the seasonality of its business. The results of operations for the three periods ended April 1, 2001 and April 2, 2000 are not necessarily indicative of the operating results for an entire fiscal year.

         These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

B.       PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

         As a result of the Company's decreased net sales in the fourth quarter of fiscal 1998 and the resulting negative cash flows from operations, in January 1999 the Company began an effort to effect an out-of-court restructuring plan. As part of this out-of-court restructuring plan, the Company developed the Rationalization Plan (defined herein) to close up to 132 stores, up to four distribution centers and to reduce corporate overhead. In March 1999, as part of the Rationalization Plan, the Company announced the closing of the Dallas distribution center and the reduction of its workforce at its Nashville corporate offices by 150 employees.

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

         Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and other contractual obligations against the Debtors may not be enforced. In addition, under the Bankruptcy Code the Debtors may assume or reject executory contracts, including lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders of the Company and approved by the Bankruptcy Court. Although the Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy in 2002, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any plan will be consummated. As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to submit a plan of reorganization for 120 days. On May 25, 1999, the Company received Bankruptcy Court approval to extend the period in which the Company had the exclusive right to file or advance a plan of reorganization in the Chapter 11 Cases. The order extended the Company's exclusive right to file a plan from July 23, 1999 to February 29, 2000, and extended the Company's exclusive right to solicit acceptances of its plan from September 21, 1999 to May 1, 2000. On February 2, 2000, the Company received Bankruptcy Court approval to extend the period in which the Company had the exclusive right to file or advance a plan from February 29, 2000 to April 30, 2001 and extend the Company's right to solicit acceptances of its plan from May 1, 2000 to June 30, 2001. On February 27, 2001, the Bankruptcy Court again extended the period in which the Company has the exclusive right to file or advance a plan until January 31, 2002, and extended the Company's right to solicit acceptances of its plan until April 1, 2002. If the Debtors fail to file a plan of reorganization during such period or extension thereof, or if such plan is not accepted by the required number of creditors and equity holders, any party in interest may subsequently file its own plan of reorganization for the Debtors. A plan of reorganization must be confirmed by the Bankruptcy Court upon certain findings required by the Bankruptcy Code. The Bankruptcy Court may also confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. The plan or plans currently being considered by the Company involve a debt conversion of the Company's pre-petition unsecured claims into new common equity of the reorganized Company. Under such circumstances, the existing common stock of the Company would be cancelled and would result in existing holders of the common stock receiving no value for their interests. The Company believes the value of the common stock is highly speculative since it is probable that it will be cancelled, and therefore, will be worthless if the expected plan of reorganization is consummated.

         At this time, it is not possible to predict the outcome of the Chapter 11 Cases, their effect on the Company's business or the ability of the Company to exit Chapter 11 on a timely basis.

C.       RESTRUCTURING PLANS

         Restructuring Plan

         On March 25, 1997, the Company adopted a restructuring plan (the "Restructuring Plan"), a plan to close up to 60 under performing stores and one distribution center. As a result, a pre-tax charge of $129.5 million for restructuring costs was recorded in the first quarter of fiscal 1997. The remaining components of the restructuring charge accrual and an analysis of the change in the accrual for the three periods ended April 1, 2001 are outlined in the following table:

                                                                         2001 ACTIVITY
                                                                  --------------------------
                                                   ACCRUED                                             ACCRUED
                                                RESTRUCTURING                                       RESTRUCTURING
                                                 COSTS AS OF      RESTRUCTURING    CHANGE IN         COSTS AS OF
                                              DECEMBER 31, 2000     COSTS PAID      ESTIMATE        APRIL 1, 2001
                                              -----------------     ----------      --------        -------------
                                                                          (in thousands)
Lease termination and other real estate costs     $ 7,715             $   --          $   --             $  7,715
                                                  =======             ======          ======             ========

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

         Rationalization Plan

         In February 1999, the Company announced a rationalization plan (the "Rationalization Plan") to close up to 132 stores, up to four distribution centers and to reduce corporate overhead. On March 8, 1999, as part of the Rationalization Plan and prior to the filing of the involuntary bankruptcy petition, the Board of Directors approved the adoption of a business restructuring plan to close 106 stores, to close the Dallas distribution center and to reduce the Company's workforce at its Nashville corporate offices by 150 employees. As a result, a pre-tax charge of $99.5 million for restructuring costs was recorded in the first quarter of 1999. On March 29, 1999 in connection with the Chapter 11 Cases, store leases under this plan were approved for rejection by the Bankruptcy Court. The remaining components of the restructuring charge accrual and an analysis of the change in the accrual for the three periods ended April 1, 2001 are outlined in the following table:

                                                                         2001 ACTIVITY
                                                                  --------------------------
                                                   ACCRUED                                             ACCRUED
                                                 COSTS AS OF                       CHANGE IN         COSTS AS OF
                                              DECEMBER 31, 2000     COSTS PAID      ESTIMATE        APRIL 1, 2001
                                              -----------------     ----------      --------        -------------
                                                                          (in thousands)
  Lease termination and other real estate costs   $ 34,127           $ (117)          $   --           $  34,010
                                                  ========           ======           ======           =========

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

         As of April 1, 2001, leases remaining on locations closed in connection with the restructuring plans vary in length with expiration dates ranging from September 2001 to February 2020.

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

         The principal categories of claims classified as Liabilities Subject to Compromise under reorganization proceedings are identified below.

                                              APRIL 1,      APRIL 2,
                                               2001          2000
                                             --------       --------
                                                 (in thousands)
         Accounts payable                    $198,054       $192,829
         Accrued expenses                      71,285         64,905
         Accrued restructuring costs:
             1997 Restructuring Plan            7,715          7,707
             1999 Rationalization Plan         34,010         36,554
         Long-term debt                       413,954        426,844
         Capitalized lease obligations         21,388         26,405
                                             --------       --------
             Total                           $746,406       $755,244
                                             ========       ========

         Contractual interest expense not accrued or recorded on certain pre-petition debt totaled $7.0 million for the three periods ended April 1, 2001 and April 2, 2000, respectively.

E.       REORGANIZATION ITEMS

         Expenses and income directly incurred or realized as a result of the Chapter 11 Cases have been segregated from the normal operations and are disclosed separately. The major components are as follows:

                                                      THREE PERIODS  THREE PERIODS
                                                          ENDED          ENDED
                                                         APRIL 1,       APRIL 2,
                                                           2001          2000
                                                          ------        ------
                                                            (in thousands)
         Professional fees and administrative items       $6,601       $  6,988
         Loss (gain) on disposal of assets, net              405         (1,514)
         Store closing costs                                  21          3,797
         Severance                                            --          9,423
                                                          ------       --------
         Total reorganization items expense               $7,027       $ 18,694
                                                          ======       ========

         PROFESSIONAL FEES AND OTHER ADMINISTRATIVE ITEMS:

         Professional fees and administrative items relate to legal, accounting and other professional costs directly attributable to the Chapter 11 Cases.

         LOSS (GAIN) ON DISPOSAL OF ASSETS:

         Loss (gain) on disposal of assets primarily consists of gains and losses associated with the sale of real property, the rejection of real estate leases and disposition of fixtures and equipment.

         STORE CLOSING COSTS:

         Store closing costs include rent, common area maintenance, utilities, asset write-downs and real estate taxes offset by other income resulting from store dispositions. Rent amounts have been adjusted to reflect the reduction allowed under Section 502(b)(6) of the Bankruptcy Code.

         SEVERANCE:

          Severance costs arise from workforce reductions at the corporate offices, distribution centers and stores.

F.       BORROWINGS

         This note contains information regarding the Company's short-term borrowings and long-term debt as of April 1, 2001. As a result of the filing of the Chapter 11 Cases, no principal or interest payments were made on any pre-petition unsecured debt after March 15, 1999. Repayment terms for pre-petition unsecured debt must be set forth in a plan of reorganization and approved by the Bankruptcy Court.

         From March 29, 1999 through April 14, 2000, the Company had a 27-month, $750.0 million fully committed asset-based debtor-in-possession credit facility (the "DIP Facility"). The Bankruptcy Court approved the DIP Facility on an interim basis on March 29, 1999 and granted final approval on April 27, 1999. The DIP Facility included $100.0 million in term loans and up to a maximum of $650.0 million in revolving loans including a $200.0 million sub-facility for letters of credit. Interest rate spreads on the DIP Facility were LIBOR plus 2.25% on Eurodollar loans and Prime Rate plus 1.25% on Alternate Base Rate loans. Short-term borrowings related to the DIP Facility were $97.1 million as of April 2, 2000. Outstanding borrowings under the term loan of the DIP Facility were $99.3 million as of April 2, 2000. There was a commitment fee of 0.375% on the undrawn portion of the revolving loans under the DIP Facility.

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

         On April 14, 2000, the Company entered into a four year, $600.0 million fully committed asset-based debtor-in-possession and emergence credit facility (the "DIP to Exit Facility") which replaced the DIP Facility. The Bankruptcy Court approved the DIP to Exit Facility on April 4, 2000. The DIP to Exit Facility matures on April 14, 2004, and includes $60.0 million in term loans and up to a maximum of $540.0 million in revolving loans including a $150.0 million sub-facility for letters of credit. Interest rate spreads on the DIP to Exit Facility are initially LIBOR plus 2.50% on Eurodollar loans and Prime Rate plus 0.75% on Alternate Base Rate loans. After the first quarter of 2001, these spreads are subject to quarterly adjustment pursuant to a pricing grid based on availability and financial performance, with ranges of 200 to 275 basis points over LIBOR and 25 to 100 basis points over Prime Rate. Short-term borrowings outstanding under the revolver of the DIP to Exit Facility were $195.9 million as of April 1, 2001. Outstanding borrowings under the term loan of the DIP to Exit Facility were $60.0 million as of April 1, 2001. There is a commitment fee of 0.375% on the undrawn portion of the revolving loans under the DIP to Exit Facility.

         Borrowings under the DIP to Exit Facility are secured by all material unencumbered assets of the Company and its subsidiaries, including inventory, but excluding previously mortgaged property. Borrowings under the DIP to Exit Facility are limited based on a borrowing base formula, which considers eligible inventories, eligible accounts receivable, mortgage values on eligible real properties, eligible leasehold interests, available cash equivalents and in-transit cash. Availability under the facility continues unless the Company breaches the financial covenants for the DIP to Exit Facility. As of April 1, 2001, the Company was in compliance with the financial covenants under the DIP to Exit Facility.

G.       EARNINGS PER SHARE

         Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the reported period. Diluted net earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period plus incremental shares that would have been outstanding upon the assumed vesting of dilutive restricted stock and the assumed exercise of dilutive stock options. For the three periods ended April 1, 2001 and April 2, 2000 all outstanding restricted stock and stock options are considered anti-dilutive.

H.       BENEFIT PLANS

         On January 23, 2001, the U. S. Bankruptcy Court issued an order authorizing the Company to take all steps necessary and appropriate to effectuate the termination of the Company's Restated Retirement Plan and to implement procedures for distributions thereunder.

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

         On August 20, 1999, over the objection of WFNNB, the Bankruptcy Court authorized the Company to enter into an agreement with Household Bank (SB), N.A. ("Household") for the purpose of offering new private label credit cards to those customers of the Company who meet Household's credit standards. The Company's prior private label credit card program with WFNNB was suspended in March 1999, and the rights and liabilities of WFNNB, the Company and the Subsidiary are the subject of the litigation referred to in the preceding paragraph.

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

         On December 6, 1999, the Bankruptcy Court entered an order dismissing the Company's complaint. On December 16, 1999, the Company filed a motion asking the Court to clarify the order issued on December 6, 1999, and to grant the Company leave to file an amended complaint (the "Company's Motion"). On January 11, 2000, WFNNB responded with an objection to the Company's Motion. On February 22, 2000, the Bankruptcy Court entered an order granting the Company's Motion and the Company filed an amended complaint. On April 24, 2000, WFNNB filed a motion to dismiss this amended complaint. The Company responded to the motion to dismiss and filed a cross-motion seeking to treat its amended complaint as an objection to WFNNB's proof of claim. On November 9, 2000, the Court granted in part and denied in part WFNNB's motion to dismiss the Company's amended complaint. The Court denied WFNNB's motion to dismiss the Company's claims for breach of contract, anticipatory repudiation and violation of the automatic stay. The Court granted WFNNB's motion to dismiss the Company's claims for breach of the duty of good faith and fair dealing and indemnification. On January 5, 2001, WFNNB answered the remaining parts of the Company's amended complaint. On the same day, WFNNB filed a motion to lift the automatic stay so they could file counter claims against the Company. On April 6, 2001, the Bankruptcy Court, with the consent of the Company, lifted the automatic stay and permitted the claims to proceed.

         The Company was involved in litigation, investigations and various legal matters during the three periods ended April 1, 2001, which are being defended and handled in the ordinary course of business. While the ultimate results of these matters cannot be determined or predicted, management believes that they will not have a material adverse effect on the Company's results of operations or financial position. Any potential liability may be affected by the Chapter 11 Cases.

J.       SEGMENT REPORTING

         The Company manages its business on the basis of one reportable segment. As of April 1, 2001, all of the Company's operations were located within the United States. The following data is presented in accordance with SFAS No. 131 for all periods presented.

                  CLASSES OF SIMILAR PRODUCTS:      THREE PERIODS ENDED
                  ----------------------------    ------------------------
                                                  APRIL 1,        APRIL 2,
                                                    2001           2000
                                                  --------       --------
                                                      (in thousands)
                  Net Sales:
                       Home products              $ 91,990       $216,267
                       Jewelry                     107,139        126,762
                                                  --------       --------
                            Total Net Sales       $199,129       $343,029
                                                  ========       ========

         The decline in Home products sales was primarily due to the inclusion in April 2, 2000 sales of certain categories including electronics, toys and sporting goods that were discontinued in fiscal 2000.

         The decline in Jewelry products is primarily due to a weak economic environment and cross shop loss from exiting of certain home good categories.

K.       OTHER COMPREHENSIVE LOSS

         As part of the Company's risk management program, the Company uses interest rate swap agreements. The Company does not hold or issue derivative financial instruments for trading purposes.

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The adoption of SFAS 133 on January 1, 2001, did not have a material impact on results of operations but resulted in the cumulative effect of an accounting change of $1.6 million being recognized as expense in other comprehensive income.

         The Company entered into interest rate swap agreements to reduce the impact of potential increases on floating rate debt. The interest rate swaps vary in notional amount from $110 million to $155 million and expire

January 2, 2002. The Company accounts for the interest rate swaps as cash flow hedges whereby the fair values of the interest rate swaps are reflected as liabilities in the accompanying consolidated balance sheet with the offset, net of any hedge ineffectiveness (which is not material) recorded as interest expense, to other comprehensive loss. The fair values of the interest rate swaps was $(2.7) million as of April 1, 2001. As interest expense on the underlying hedged debt is recognized, corresponding amounts are removed from other comprehensive income and charged to interest expense. Such amounts were not material during the quarter ended April 1, 2001. The balance in other comprehensive income related to derivative instruments as of April 1, 2001 is expected to be recognized in earnings over the next nine months.

            The following table summarizes activity in other comprehensive income related to derivatives classified as cash flow hedges held by the Company during the period January 1 (the date of the Company's adoption of SFAS No. 133) through April 1, 2001 (in thousands):

         Cumulative effect of adopting SFAS 133 as of
              January 1, 2001, net                                $(1,606)
         (Gains)/losses reclassified into earnings from
              other comprehensive income, net                         331
         Change in fair value of derivatives, net                  (1,422)
                                                                  -------
         Accumulated derivative loss included in other
              comprehensive income as of April 1, 2001, net       $(2,697)
                                                                  =======

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

         The forward-looking statements and the Company's liquidity, capital resources and results of operations are subject to a number of risks and uncertainties including, but not limited to, the following: the ability of the Company to continue as a going concern; the ability of the Company to operate pursuant to the terms of and access liquidity from the DIP to Exit Facility and the vendor credit facility; the ability of the Company to develop, prosecute, confirm and consummate on a timely basis one or more plans of reorganization with respect to the Chapter 11 Cases and to exit Chapter 11; trends in the economy as a whole which may affect consumer confidence and consumer demand for the types of goods sold by the Company; the ability of the Company to successfully implement the 2001 Business Plan initiatives; risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert the Company's cases to Chapter 7 cases; the ability of the Company to reduce its workforce and related expenses and to achieve anticipated cost savings; the ability of the Company to obtain trade credit and shipments and terms with vendors and service providers for current orders; the ability of the Company to sublease successfully additional portions of its real estate and to consummate the sale/leaseback of its headquarters; the successful consolidation of its distribution centers; the ability of the Company to access liquidity from the DIP to Exit Facility upon its anticipated emergence from Chapter 11; potential adverse developments with respect to the Company's liquidity or results of operations; competitive pressures from other retailers, including specialty retailers and discount stores, which may affect the nature and viability of the Company's business strategy; the seasonal nature of the Company's business and the ability of the Company to predict consumer demand as a whole, as well as demand for specific goods; the ability to fund and execute its business plan; the ability of the Company to attract, retain and compensate key executives and associates; the ability of the Company to attract and retain customers; potential adverse publicity; and uncertainties regarding real estate occupancy and development costs, including the substantial fixed investment costs associated with opening, maintaining or closing a Company store.

Overview

         The Company, with 218 stores in 31 states at April 1, 2001, is one of the nation's largest retailers of jewelry and offers a selection of brand-name home products and other product lines. During the year ended December 31, 2000 ("fiscal 2000"), the Company repositioned its product offerings to focus on value pricing and a broad selection of jewelry and home products. These remerchandising efforts were based on perceived customer expectations of entry level price points and a large selection within each product assortment. The Company also revised its media strategy during fiscal 2000 to employ TV, radio and print (including a seasonal sourcebook) campaigns in a coordinated effort to build awareness, prospect for new customers and drive customer traffic.

         On February 21, 2000, the Company's Board of Directors approved its 2000 Business Plan, which emphasized: (i) an expansion of jewelry and jewelry related products; (ii) an exit of certain unprofitable home good categories;
(iii) the reducing of selling and warehouse spaces within the Company's stores to adjust for the new merchandise mix, which allows for potential subleasing of excess space; and (iv) cost saving initiatives. The 2001 Business Plan advances the initiatives of the 2000 Business Plan and refines the business model to include: focusing on the Company's core competency in jewelry; refining home assortments and jewelry merchandising; developing a "key item" program; advertising with an emphasis on quality, value and assortment; aligning sublease and remodel programs; consolidating space at the corporate headquarters; reconfiguring the jewelry repair organization; and implementing initiatives to reduce the Company's corporate staffing levels and overall expense structure. The execution and success of the Company's business plan is subject to numerous known and unknown risks and uncertainties. See "--Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995."

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

         Actions to collect pre-petition indebtedness are stayed and other contractual obligations against the Debtors may not be enforced. In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts, including lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Bankruptcy Court. Although the Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy in 2002, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan(s) will be consummated. As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to submit a plan of reorganization for 120 days. On May 25, 1999, the Bankruptcy Court extended the period in which the Company had the exclusive right to file or advance a plan of reorganization to February 29, 2000. On February 2, 2000, the Bankruptcy Court extended the period in which the Company had the exclusive right to file or advance a plan of reorganization to April 30, 2001 and extended the right to solicit acceptance of its plan to June 30, 2001. On February 27, 2001, the Bankruptcy Court again extended the period in which the Company has the exclusive right to file or advance a plan of reorganization until January 31, 2002, and extended the Company's right to solicit acceptances of its plan until April 1, 2002. If the Debtors fail to file a plan of reorganization during such period or if such plan is not accepted by the required number of creditors and equity holders, any party in interest may subsequently file its own plan of reorganization for the Debtors. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court, which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met.

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

         On March 29, 1999, the Company entered into the DIP Facility, a 27-month, $750.0 million fully committed asset-based debtor-in-possession credit facility which replaced the Second Amended and Restated Credit Facility. The Bankruptcy Court approved the DIP Facility on an interim basis on March 29, 1999 and granted final approval on April 27, 1999. The DIP Facility included $100.0 million in term loans and up to a maximum of $650.0 million in revolving loans including a $200.0 million sub-facility for letters of credit. Interest rate spreads on the DIP Facility were LIBOR plus 2.25% on Eurodollar loans and Prime Rate plus 1.25% on Alternate Base Rate loans. Short-term borrowings related to the DIP Facility were $97.1 million as of April 2, 2000. Outstanding borrowings under the term loan of the DIP Facility were $99.3 million as of April 2, 2000. There was a commitment fee of 0.375% on the undrawn portion of the revolving loans under the DIP Facility.

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

         On April 14, 2000, the Company entered into the DIP to Exit Facility a four year, $600.0 million fully committed asset-based debtor-in-possession and emergence credit facility, which replaced the DIP Facility. The Bankruptcy Court approved the DIP to Exit Facility on April 4, 2000. The DIP to Exit Facility matures on April 14, 2004, and includes $60.0 million in term loans and up to a maximum of $540.0 million in revolving loans including a $150.0 million sub-facility for letters of credit. Interest rate spreads on the DIP to Exit Facility are initially LIBOR plus 2.50% on Eurodollar loans and Prime Rate plus 0.75% on Alternate Base Rate loans. After the first quarter of 2001, these spreads are subject to quarterly adjustment pursuant to a pricing grid based on availability and financial performance, with ranges of 200 to 275 basis points over LIBOR and 25 to 100 basis points over prime rate. Short-term borrowings outstanding under the revolver of the DIP to Exit Facility were

$195.9 million as of April 1, 2001. Outstanding borrowings under the term loan of the DIP to Exit Facility were $60.0 million as of April 1, 2001. There is a commitment fee of 0.375% on the undrawn portion of the revolving loans under the DIP to Exit Facility.

         Borrowings under the DIP to Exit Facility are secured by all material unencumbered assets of the Company and its subsidiaries, including inventory, but excluding previously mortgaged property. Borrowings under the DIP to Exit Facility are limited based on a borrowing base formula, which considers eligible inventories, eligible accounts receivable, mortgage values on eligible real properties, eligible leasehold interests, available cash equivalents and in-transit cash. Availability under the facility continues unless the Company breaches the financial covenants for the DIP to Exit Facility. As of April 1, 2001, the Company was in compliance with the financial covenants under the DIP to Exit Facility.

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

         There can be no assurance that the Company will be able to access liquidity from the DIP to Exit Facility, or from any other source, or that such liquidity will be sufficient to meet the Company's needs. Moreover, there can be no assurance that the Company will exit Chapter 11 or convert the DIP to Exit Facility to an exit financing facility. See "--Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995."

         The Company's Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The Company's recent losses and the Chapter 11 Cases (defined herein) raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis are dependent upon, among other things, (i) the Company's ability to comply with the DIP to Exit Facility (defined herein), (ii) the Company's ability to revise and implement its business plan, (iii) confirmation of a plan of reorganization under the Bankruptcy Code, (iv) the Company's ability to achieve profitable operations after such confirmation, and (v) the Company's ability to generate sufficient cash from operations to meet its obligations. As a result of the filing of the Chapter 11 Cases and related circumstances, realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the Consolidated Financial Statements. Further, a plan or plans of reorganization could materially change the amounts reported in the accompanying Consolidated Financial Statements. The Consolidated Financial Statements do not include any adjustments relating to recoverability of the value of recorded asset amounts or the amounts and classification of liabilities that might be necessary as a consequence of a plan of reorganization.

         At this time, it is not possible to predict the outcome of the Chapter 11 Cases or their effect on the Company's business. Additional information regarding the Chapter 11 Cases is set forth in Note B of Notes to Consolidated Financial Statements. If it is determined that the liabilities subject to compromise in the Chapter 11 Cases exceed the fair value of the assets available therefore, unsecured claims may be satisfied at less than 100% of their face value and the equity interests of the Company's current shareholders may have no value. The Company believes the DIP to Exit Facility should provide the Company with adequate liquidity to conduct its business while it prepares a reorganization plan. However, the Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties, including those set forth above under "Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995."

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

RESULTS OF OPERATIONS

THREE PERIODS ENDED APRIL 1, 2001 COMPARED TO THREE PERIODS ENDED APRIL 2, 2000

         The line item "Exiting categories and closed facilities" represents activity specifically identifiable to closed facilities and inventory liquidations conducted in conjunction with the Company's 2000 and 2001 Business Plans. Prior year amounts reflect operating results for these same facilities and merchandise classifications. Selling, general and administrative expenses for closed facilities do not include any allocation of corporate overhead.

         The Company's business is highly seasonal with a significant portion of its sales occurring in the fourth quarter. Fourth quarter net sales accounted for 33.2% and 37.5% of total net sales in fiscal 2000 and 1999, respectively.

Net Sales

         Net sales for the Company were $199.1 million for the three periods ended April 1, 2001 compared to $343.0 million for the three periods ended April 2, 2000. The decline in net sales was primarily due to the increased restructuring and remerchandising activities in fiscal 2000, cross shop loss from exiting of certain home good categories and a weak economic environment.

         Net sales from operations excluding exiting categories and closed facilities were $199.1 million for the three periods ended April 1, 2001 compared to $240.3 million for the three periods ended April 2, 2000. Comparable store sales for home products were down 23.5% compared to the three periods ended April 2, 2000, and jewelry comparable store sales were down 14.7%. The jewelry comparable sales decrease was led by declines in watches/accessories and diamonds. The home products comparable sales performance was driven by declines in grills and coolers, photo, seasonal and miscellaneous home products. The Company believes that the decline in net sales was primarily due to cross shop loss from exiting of certain home good categories and a weak economic environment.

         Net sales from exiting categories and closed facilities were $0.1 million for the three periods ended April 1, 2001 compared to $102.7 million for the three periods ended April 2, 2000. Sales from exiting categories and closed facilities decreased primarily due to the fact that the three periods ended April 2, 2000 reflects the sales of discontinued product lines that were primarily completed by December 31, 2000.

Gross Margin

         Gross margin was $54.6 million for the three periods ended April 1, 2001 as compared to $87.1 million for the three periods ended April 2, 2000. The decrease in gross margin was primarily due to a decrease in sales.

         Gross margin after costs and expenses and excluding exiting categories and closed facilities was $55.0 million or 27.6% of net sales for the three periods ended April 1, 2001, compared to $69.0 million or 28.7% of net sales for the three periods ended April 2, 2000. The margin decrease was primarily due to a decrease in sales with approximately the same occupancy costs as the prior year.

         Gross margin (loss) after costs and expenses for exiting categories and closed facilities was $(0.3) million for the three periods ended April 1, 2001 compared to $18.2 million for the three periods ended April 2, 2000. The margin decrease was primarily the result of sales and margin declines associated with the discontinued merchandise categories of toys, juvenile, sporting goods and most consumer electronics.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses declined $24.4 million in the three periods ended April 1, 2001 to $75.0 million from $99.4 million in the three periods ended April 2, 2000. The decline was primarily due to store closures, corporate downsizing and overhead reduction efforts.

         Selling, general and administrative expenses were $70.3 million or 35.3% of net sales from operations excluding exiting categories and closed facilities for the three periods ended April 1, 2001 compared to $84.6 million or 35.2% of net sales from operations excluding exiting categories and closed facilities for the three periods ended April 2, 2000. The decrease was attributable to a decrease in employment costs and other selling, general and administrative expenses primarily due to the corporate downsizing and overhead reduction efforts.

         Selling, general and administrative expenses for exiting categories and closed facilities were $4.7 million for the three periods ended April 1, 2001 compared to $14.8 million for the three periods ended April 2, 2000. The decrease in selling, general and administrative expenses was attributable to lower sales efforts for discontinuing merchandise and closed facilities.

Other Expense (Income), net

         The net (gain) loss on dispositions of property and leases recorded for the three periods ended April 1, 2001 was $0.7 million, as compared to $(12.3) million for the three periods ended April 2, 2000. The loss for the three periods ended April 1, 2001 included the disposition of fixtures at the corporate office compared to a gain realized from the completion of the auction property sale of 20 properties for the three periods ended April 2, 2000.

Depreciation and Amortization

         Depreciation and amortization on owned and leased property and equipment was $10.4 million for the three periods ended April 1, 2001 as compared to $9.7 million for the three periods ended April 2, 2000. The increase of 7.0% was primarily attributable to fixture additions for the remodeled stores.

Interest Expense

         Interest expense for the three periods ended April 1, 2001 was $10.2 million as compared to $10.9 million for the three periods ended April 2, 2000. The decline in interest expense primarily relates to lower average interest rates offset in part by higher average borrowings.

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

Restructuring Plan

         On March 25, 1997, the Company adopted the Restructuring Plan to close up to 60 under performing stores and one distribution center. As a result, a pre-tax charge of $129.5 million for restructuring costs was recorded in the first quarter of fiscal 1997. The remaining components of the restructuring charge accrual and an analysis of the change in the accrual for the three periods ended April 1, 2001 are outlined in the following table:

                                                                         2001 ACTIVITY
                                                                  --------------------------
                                                   ACCRUED                                        ACCRUED
                                                RESTRUCTURING                                  RESTRUCTURING
                                                 COSTS AS OF      RESTRUCTURING    CHANGE IN    COSTS AS OF
                                              DECEMBER 31, 2000     COSTS PAID      ESTIMATE   APRIL 1, 2001
                                              -----------------     ----------      --------   -------------
                                                                          (in thousands)
Lease termination and other real estate costs     $ 7,715             $ --         $ --         $  7,715
                                                  =======             ====         ====         ========

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

Rationalization Plan

         In February 1999, the Company announced its Rationalization Plan to close up to 132 stores, up to four distribution centers and to reduce corporate overhead. On March 8, 1999, as part of the Rationalization Plan and prior to the filing of the involuntary bankruptcy petition, the Board of Directors approved the adoption of a business restructuring plan to close 106 stores, to close the Dallas distribution center and to reduce the Company's workforce at its Nashville corporate offices by 150 employees. As a result, a pre-tax charge of $99.5 million for restructuring costs was recorded in the first quarter of 1999. On March 29, 1999 in connection with the Chapter 11 Cases, store leases under this plan were approved for rejection by the Bankruptcy Court. The remaining components of the restructuring charge accrual and an analysis of the change in the accrual for the three periods ended April 1, 2001 are outlined in the following table:

                                                                         2001 ACTIVITY
                                                                  --------------------------
                                                   ACCRUED                                        ACCRUED
                                                 COSTS AS OF                       CHANGE IN    COSTS AS OF
                                              DECEMBER 31, 2000     COSTS PAID      ESTIMATE   APRIL 1, 2001
                                              -----------------     ----------      --------   -------------
                                                                          (in thousands)
Lease termination and other real estate costs     $ 34,127           $  (117)         $ --       $ 34,010
                                                  ========           =======          ====       ========

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

         As of April 1, 2001, leases remaining on locations closed in connection with the restructuring plans vary in length with expiration dates ranging from September 2001 to February 2020.

LIQUIDITY AND CAPITAL RESOURCES

         On March 27, 1999, the Debtors filed the Chapter 11 Cases, which affect the Company's liquidity and capital resources. See Note B "Proceedings Under Chapter 11 of the Bankruptcy Code."

         Availability under the DIP to Exit Facility, trade credit and terms from vendors provided the resources required to support operations, seasonal working capital requirements and capital expenditures during the three periods ended April 1, 2001. The Company's business is highly seasonal with the Company's inventory investment and related short-term borrowing requirements reaching a peak prior to the Christmas season. Historically, positive cash flow from operations has been generated principally in the latter part of the fourth quarter of each fiscal year, in line with the seasonal nature of the Company's business.

         Net cash used by operations was $106.3 million for three periods ended April 1, 2001 as compared to $88.4 million for three periods ended April 2, 2000. The increase in net cash used by operations was primarily as a result of lower proceeds from liquidation of exiting merchandise categories in the three periods ended April 1, 2001.

         Net cash (used) provided by investing activities was $(4.8) million for the three periods ended April 1, 2001 and $7.9 million for the three periods ended April 2, 2000. Cash used by investing activities for the three periods ended April 1, 2001 resulted primarily from capital spending for store remodeling. Cash provided by investing activities for the three periods ended April 2, 2000 resulted primarily from proceeds from the sale of real estate partially offset by capital spending.

         Net cash provided by financing activities was $103.1 million for the three periods ended April 1, 2001 and $48.4 million for the three periods ended April 2, 2000. For the three periods ended April 1, 2001, cash provided by financing activities reflected a $106.8 million net increase in short-term borrowings. For the three periods ended April 2, 2000, cash provided by financing activities reflected a $54.2 million net increase in short-term borrowings.

Capital Expenditures

         Capital expenditures for the three periods ended April 1, 2001 and April 2, 2000, respectively, related primarily to store remodeling and preparing the stores for subleasing.

         Planned capital expenditures for fiscal 2001 are expected to be approximately $27.0 million and are expected to be directed primarily to store remodels, capital maintenance and information systems improvements. The Company expects to fund these planned expenditures primarily with borrowings under the DIP to Exit Facility.

Capital Structure

         The Company's principal sources of liquidity during the three periods ended April 1, 2001 and April 2, 2000 were borrowings under the DIP to Exit Facility and the DIP Facility, respectively. At April 1, 2001, the Company had $195.9 million in revolving loans outstanding under the DIP to Exit Facility. The Company had $97.1 million in revolving loans outstanding under the DIP Facility on April 2, 2000.

         Average short-term borrowings for the three periods ended April 1, 2001 increased to $150.7 million compared to $75.9 million for the three periods ended April 2, 2000, due primarily to a decline in sales from liquidations of merchandise in toys, electronics and sporting goods categories and a decline in sales of property and equipment. Short-term borrowings under the revolver portion of the DIP to Exit Facility reached a maximum of $195.9 million during the three periods ended April 1, 2001 as compared to short-term borrowings under the revolver portions of the DIP Facility of $103.9 million during the three periods ended April 2, 2000.

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

         Borrowings under the DIP to Exit Facility are secured by all material unencumbered assets of the Company and its subsidiaries, including inventory, but excluding previously mortgaged property. Borrowings under the DIP to Exit Facility are limited based on a borrowing base formula, which considers eligible inventories, eligible accounts receivable, mortgage values on eligible real properties, eligible leasehold interests, available cash equivalents and in-transit cash. Availability under the facility continues unless the Company breaches the financial covenants for the DIP to Exit Facility. As of April 1, 2001, the Company was in compliance with the financial covenants under the DIP to Exit Facility.

         To fund capital expenditures in 2001, the DIP to Exit Facility permits capital expenditures up to $105.9 million. During 2002 and 2003, the Company may invest up to $50.0 million each year with 100 percent carryover of unexpended amounts from prior years.

         Conversion of the DIP to Exit Facility to an exit financing upon the Company's anticipated emergence from Chapter 11 is subject to customary closing conditions, including the collateral agent and administrative agent's reasonable satisfaction with capital structure, plan of reorganization and any materially revised projections, as well as the achievement by the Company of a specified trailing 12-month earnings level (which varies depending on time of exit) and certain minimum availability (which varies from $50.0 to $100.0 million) depending on the time of exit.

         There can be no assurance that the Company will be able to access liquidity from the DIP to Exit Facility, or from any other source, or that such liquidity will be sufficient to meet the Company's needs. Moreover, there can be no assurance that the Company will exit Chapter 11 or convert the DIP to Exit Facility to an exit financing facility. See "-- Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995."

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company's operations are subject to market risks primarily from changes in interest rates. The Company has immaterial exposure to exchange rate risk. The Company manages its interest rate risk by entering into interest rate swap agreements and balancing its debt portfolio with both fixed and floating rate borrowings. As of April 1, 2001, the Company was party to interest rate swaps covering a portion of its short-term borrowings, which vary seasonally. These swaps, which vary in notional amount from $110 million to $155 million and expire January 2, 2002, exchange floating interest rate exposure for fixed interest rate exposure. The Company will pay a weighted average fixed rate of 6.97%, rather than the one-month LIBOR, which was 5.08% as of April 1, 2001. The fair values of interest rate swap agreements is estimated based on quotes from dealers of these instruments and represents the estimated amounts the Company could expect to pay or receive to terminate the agreements. The fair value of the Company's interest rate swap agreements was $(2.7) million as of April 1, 2001.

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

         On December 6, 1999, the Bankruptcy Court entered an order dismissing the Company's complaint. On December 16, 1999, the Company filed a motion asking the Court to clarify the order issued on December 6, 1999, and to grant the Company leave to file an amended complaint (the "Company's Motion"). On January 11, 2000, WFNNB responded with an objection to the Company's Motion. On February 22, 2000, the Bankruptcy Court entered an order granting the Company's Motion and the Company filed the amended complaint. On April 24, 2000, WFNNB filed a motion to dismiss this amended complaint. The Company responded to the motion to dismiss and filed a cross-motion seeking to treat its amended complaint as an objection to WFNNB's proof of claim. On November 9, 2000, the Court granted in part and denied in part WFNNB's motion to dismiss the

Company's amended complaint. The Court denied WFNNB's motion to dismiss the Company's claims for breach of contract, anticipatory repudiation and violation of the automatic stay. The Court granted WFNNB's motion to dismiss the Company's claims for breach of the duty of good faith and fair dealing and indemnification. On January 5, 2001, WFNNB answered the remaining parts of the Company's amended complaint. On the same day, WFNNB filed a motion to lift the automatic stay so they could file counter claims against the Company. On April 6, 2001, the Bankruptcy Court, with the consent of the Company, lifted the automatic stay and permitted the claims to proceed.

         At this time, it is not possible to predict the outcome of the Chapter 11 Cases or their effect on the Company's business. Additional information regarding the Chapter 11 Cases is set forth in Item 1. "Business - Proceedings Under Chapter 11 of the Bankruptcy Code", Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Note B of Notes to Consolidated Financial Statements, and the Report of Independent Auditors included herein which includes an explanatory paragraph concerning a substantial doubt as to the Company's ability to continue as a going concern. If it is determined that the liabilities subject to compromise in the Chapter 11 Cases exceed the fair value of the assets available to satisfy them, unsecured claims may be satisfied at less than 100% of their face value and the equity interests of the Company's shareholders may have no value.

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

ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K.

         (b) Reports on Form 8-K.

         During the three periods ended April 1, 2001, the Company filed the following reports on Form 8-K: (i) dated February 2, 2001, announcing the filing with the Bankruptcy Court of portions of the Company's monthly operating report for the period commencing November 27, 2000 and ending December 31, 2000; (ii) dated February 6, 2001, announcing the preliminary results of the Company's 2000 business plan and the seeking of further extension of the exclusive plan period;
(iii) dated February 28, 2001, announcing the filing with the Bankruptcy Court of the remaining portion of the Company's monthly operating report for the period commencing November 27, 2000 and ending December 31, 2000 and portions of the Company's monthly operating report for the period commencing January 1, 2001 and ending January 28, 2001; (iv) dated March 13, 2001, announcing the filing with the Bankruptcy Court of the remaining portion of the Company's monthly operating report for the period commencing January 1, 2001 and ending January 28, 2001; and (v) dated March 30, 2001, announcing the Company's filing with the Bankruptcy Court of the Company's monthly operating report for the period commencing January 29, 2001 and ending February 25, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/   S. Cusano
-----------------------------------------------------
S. Cusano
Chairman, President and Chief Executive Officer
(Principal Executive Officer)
May 11, 2001



/s/   Michael E. Hogrefe
-----------------------------------------------------
Michael E. Hogrefe
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
May 11, 2001



/s/ Kenneth A. Conway
-----------------------------------------------------
Kenneth A. Conway
Vice President Controller and Chief Accounting Officer
(Principal Accounting Officer)
May 11, 2001