Form 10-Q
period 2001-07-01
SERVICE MERCHANDISE CO INC
filed 2001-08-13
CIK 89107

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 1, 2001.

                            Commission File No.1-9223

                        SERVICE MERCHANDISE COMPANY, INC.
                   (Debtor-in-Possession as of March 27, 1999)
             (Exact Name of Registrant as Specified In Its Charter)

                  TENNESSEE                                  62-0816060
       (State or Other Jurisdiction of                    (I.R.S. Employer
       Incorporation or Organization)                   Identification No.)

        P.O. BOX 24600, NASHVILLE, TN                        37202-4600
              (mailing address)                              (Zip Code)
7100 SERVICE MERCHANDISE DRIVE, BRENTWOOD, TN                  37027
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

         As of July 1, 2001, there were 99,871,123 shares of the Registrant's common stock, $.50 par value, outstanding.

                                TABLE OF CONTENTS

                                                                                                          Page
                                                                                                           No.
                                                                                                          ----

PART I   FINANCIAL INFORMATION

         Consolidated Statements of Operations (Unaudited) - Three and Six Periods Ended July 1,
            2001 and July 2, 2000 ..........................................................................3
         Consolidated Balance Sheets - July 1, 2001 (Unaudited), July 2, 2000 (Unaudited) and
            December 31, 2000 ..............................................................................4
         Consolidated Statements of Cash Flows (Unaudited) - Six Periods Ended July 1, 2001 and
            July 2, 2000 ...................................................................................5
         Notes to Consolidated Financial Statements (Unaudited) ............................................6
         Management's Discussion and Analysis of Financial Condition and Results of Operations.............14
         Quantitative and Qualitative Disclosure about Market Risk.........................................24

PART II  OTHER INFORMATION

         Legal Proceedings ................................................................................25
         Defaults Upon Senior Securities ..................................................................26
         Exhibits and Reports on Form 8-K .................................................................26

SIGNATURES ................................................................................................27

                          PART 1-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                             THREE PERIODS ENDED           SIX PERIODS ENDED
                                                                           -----------------------     -------------------------
                                                                            JULY 1,       JULY 2,       JULY 1,        JULY 2,
                                                                             2001          2001          2001           2001
                                                                           ----------    ---------     ----------     ----------
Net Sales:
  Operations excluding exiting categories and closed facilities            $  258,570   $  315,784     $  457,634     $  617,525
  Exiting categories and closed facilities                                         --      101,764             65        143,052
                                                                           ----------   ----------     ----------     ----------
                                                                              258,570      417,548        457,699        760,577
                                                                           ----------   ----------     ----------     ----------
Costs of merchandise sold and buying and occupancy expenses:
  Operations excluding exiting categories and closed facilities               183,058      222,858        327,166        441,556
  Exiting categories and closed facilities                                         --      113,347            382        150,544
                                                                           ----------   ----------     ----------     ----------
                                                                              183,058      336,205        327,548        592,100
                                                                           ----------   ----------     ----------     ----------
Gross margin (loss) after cost of merchandise sold and buying and occupancy expenses:
  Operations excluding exiting categories and closed facilities                75,512       92,926        130,468        175,969
  Exiting categories and closed facilities                                         --      (11,583)          (317)        (7,492)
                                                                           ----------   ----------     ----------     ----------
                                                                               75,512       81,343        130,151        168,477
                                                                           ----------   ----------     ----------     ----------
Selling, general and administrative expenses:
  Operations excluding exiting categories and closed facilities                75,264       86,298        145,531        170,491
  Exiting categories and closed facilities                                        851       43,063          5,539         58,265
                                                                           ----------   ----------     ----------     ----------
                                                                               76,115      129,361        151,070        228,756
                                                                           ----------   ----------     ----------     ----------
Other (income) expense, net                                                       669         (971)         1,380        (13,267)
Restructuring charge (income)                                                      --         (838)            --         (1,747)
Depreciation and amortization:
  Operations excluding exiting categories and closed facilities                10,509        9,678         20,904         19,243
  Exiting categories and closed facilities                                         24          334             48            513
                                                                           ----------   ----------     ----------     ----------
                                                                               10,533       10,012         20,952         19,756
                                                                           ----------   ----------     ----------     ----------
Reorganization items                                                           10,101       12,217         17,128         30,911
                                                                           ----------   ----------     ----------     ----------
Loss before interest and income tax                                           (21,906)     (68,438)       (60,379)       (95,932)
Interest expense (contractual interest $17,759, $34,951, $16,673 and $34,604 for the three and six periods ended July 1, 2001
  and July 2, 2000, respectively)                                              10,720        9,634         20,873         20,526
                                                                           ----------   ----------     ----------     ----------
Loss before income tax                                                        (32,626)     (78,072)       (81,252)      (116,458)
Income tax                                                                         --           --             --             --
                                                                           ----------   ----------     ----------     ----------
Net loss                                                                   $  (32,626)  $  (78,072)    $  (81,252)    $ (116,458)
                                                                           ==========   ==========     ==========     ==========
Weighted average common shares - basic and diluted                             99,723       99,723         99,723         99,723
                                                                           ==========   ==========     ==========     ==========

Net loss per common share - basic and diluted                              $    (0.33)  $    (0.78)    $    (0.81)    $    (1.17)
                                                                           ==========   ==========     ==========     ==========


The accompanying notes are an integral part of these consolidated financial statements.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                (UNAUDITED)
                                                                                         --------------------------
                                                                                          JULY 1,         JULY 2,     DECEMBER 31,
                                                                                            2000            2000          2000
                                                                                         ----------      ----------   ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                              $   19,535      $   29,719   $     31,838
  Accounts receivable, net of allowance of $18,107, $17,496 and $18,542, respectively         6,834           8,268          7,061
  Inventories                                                                               431,746         513,592        440,324
  Prepaid expenses and other assets                                                          12,889          16,968         11,025
                                                                                         ----------      ----------   ------------
    TOTAL CURRENT ASSETS                                                                    471,004         568,547        490,248

PROPERTY AND EQUIPMENT:
  Net property and equipment - owned                                                        353,893         348,189        364,898
  Net property and equipment - leased                                                        11,193          13,410         12,330
  Other assets and deferred charges                                                          49,066          61,138         58,376
                                                                                         ----------      ----------   ------------
      TOTAL ASSETS                                                                       $  885,156      $  991,284   $    925,852
                                                                                         ==========      ==========   ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES NOT SUBJECT TO COMPROMISE:
  CURRENT LIABILITIES
    Notes payable                                                                        $  194,844      $   76,192   $     89,143
    Accounts payable                                                                         31,001          54,753         48,570
    Accrued expenses                                                                        123,127         162,643        158,843
    State and local sales taxes                                                               8,290          14,985         16,300
    Current maturities of capitalized lease obligations                                          97             305             93
                                                                                         ----------      ----------   ------------
      TOTAL CURRENT LIABILITIES                                                             357,359         308,878        312,949
  LONG-TERM LIABILITIES:
    Long-term debt                                                                           60,000          60,000         60,000
    Capitalized lease obligations                                                             2,346           1,639          2,396
                                                                                         ----------      ----------   ------------
      TOTAL LONG-TERM LIABILITIES                                                            62,346          61,639         62,396
LIABILITIES SUBJECT TO COMPROMISE                                                           745,928         754,285        747,251
                                                                                         ----------      ----------   ------------
      TOTAL LIABILITIES                                                                   1,165,633       1,124,802      1,122,596
                                                                                         ----------      ----------   ------------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT:
  Preferred stock, $1 par value, authorized 4,600 shares, undesignated as to rate and other rights, none issued
  Series A Junior Preferred Stock, $1 par value, authorized 1,100 shares, none issued
  Common stock, $.50 par value, authorized 500,000 shares, issued and
    outstanding 99,871, 99,956 and 99,871 shares, respectively                               49,935          49,979         49,935
  Additional paid-in capital                                                                  5,881           6,211          5,881
  Deferred compensation                                                                        (157)           (467)          (221)
  Accumulated other comprehensive loss                                                       (2,545)             --             --
  Retained deficit                                                                         (333,591)       (189,241)      (252,339)
                                                                                         ----------      ----------   ------------
      TOTAL SHAREHOLDERS' DEFICIT                                                          (280,477)       (133,518)      (196,744)
                                                                                         ----------      ----------   ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                        $  885,156      $  991,284   $    925,852
                                                                                         ==========      ==========   ============

The accompanying notes are an integral part of these consolidated financial statements.

               SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                SIX PERIODS ENDED
                                                              ---------------------
                                                               JULY 1,     JULY 2,
                                                                2001        2000
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $ (81,252)  $(116,458)
  Adjustments to reconcile net loss to net cash provided
     (used by operating activities:
     Depreciation and amortization                               22,973      23,694
     Net loss (gain) on sale of property and equipment            1,380      (3,809)
     Reorganization items                                        17,128      30,911
     Changes in assets and liabilities:
       Accounts receivable, net                                     227       4,903
       Inventories                                                8,578     129,405
       Prepaid expenses and other assets                         (1,864)      3,440
       Accounts payable                                         (16,687)     (6,904)
       Accrued expenses and state and local sales taxes         (58,098)    (60,719)
       Accrued restructuring costs                                 (110)     (7,406)
                                                              ---------   ---------
       NET CASH USED BY OPERATING ACTIVITIES                   (107,725)     (2,943)
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment -- owned                   (9,638)    (17,790)
  Proceeds from sale of property and equipment                      134       8,613
  Proceeds from sale of property and
     equipment -- reorganization                                    142       4,059
  Restricted cash and other assets, net                           6,134      (1,267)
                                                              ---------   ---------
       NET CASH USED BY INVESTING ACTIVITIES                     (3,228)     (6,385)
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net                                    105,701      33,215
  Repayment of long-term debt                                    (5,301)    (45,004)
  Repayment of capitalized lease obligations                     (1,750)     (2,194)
  Debt issuance cost                                                 --      (8,500)
  Forfeiture of restricted stock                                     --         (61)
                                                              ---------   ---------
       NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES          98,650     (22,544)
                                                              ---------   ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                       (12,303)    (31,872)
CASH AND CASH EQUIVALENTS -- BEGINNING OF PERIOD                 31,838      61,591
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS -- END OF PERIOD                    $  19,535   $  29,719
                                                              =========   =========
SUPPLEMENTAL DATA:
  Cash paid (received) during the period for:
     Interest                                                 $  13,322   $  11,525
     Income taxes                                             $     462   $    (315)
     Reorganization items                                     $  10,468   $   7,658
  Non-cash financing activities:
     Other comprehensive loss                                 $   2,545   $      --

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

          The Company has historically incurred a net loss for the first three quarters of the year because of the seasonality of its business. The results of operations for the six periods ended July 1, 2001 and July 2, 2000 are not necessarily indicative of the operating results for an entire fiscal year.

         These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

B.       PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

         As a result of the Company's decreased net sales in the fourth quarter of fiscal 1998 and the resulting negative cash flows from operations, in January 1999 the Company began an effort to effect an out-of-court restructuring plan. As part of this out-of-court restructuring plan, the Company developed the Rationalization Plan (defined herein) to close up to 132 stores, up to four distribution centers and to reduce corporate overhead. In March 1999, as part of the Rationalization Plan, the Company announced the closing of the Dallas, Texas distribution center and the reduction of its workforce at its Nashville, Tennessee corporate offices by 150 employees.

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

C.       RESTRUCTURING PLANS

         Restructuring Plan

         On March 25, 1997, the Company adopted a restructuring plan (the "Restructuring Plan"), a plan to close up to 60 under performing stores and one distribution center. As a result, a pre-tax charge of $129.5 million for restructuring costs was recorded in the first quarter of fiscal 1997. The remaining components of the restructuring charge accrual and an analysis of the change in the accrual for the six periods ended July 1, 2001 are outlined in the following table:

                                                                         2001 ACTIVITY
                                                                  --------------------------
                                                   ACCRUED                                          ACCRUED
                                                RESTRUCTURING                                    RESTRUCTURING
                                                 COSTS AS OF      RESTRUCTURING    CHANGE IN     COSTS AS OF
                                              DECEMBER 31, 2000     COSTS PAID     ESTIMATE      JULY 1, 2001
                                              -----------------   -------------    ---------     -------------
                                                                          (in thousands)

Lease termination and other real estate costs      $ 7,715            $ --            $ --          $7,715
                                                   =======            ====            ====          ======

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

         Rationalization Plan

         In February 1999, the Company announced a rationalization plan (the "Rationalization Plan") to close up to 132 stores and four distribution centers and to reduce corporate overhead. On March 8, 1999, as part of the Rationalization Plan and prior to the filing of the involuntary bankruptcy petition, the Board of Directors approved the adoption of a business restructuring plan to close 106 stores, to close the Dallas, Texas distribution center and to reduce the Company's workforce at its Nashville, Tennessee corporate offices by 150 employees. As a result, a pre-tax charge of $99.5 million for restructuring costs was recorded in the first quarter of 1999. On March 29, 1999 in connection with the Chapter 11 Cases, store leases under this plan were approved for rejection by the Bankruptcy Court. The remaining components of the restructuring charge accrual and an analysis of the change in the accrual for the six periods ended July 1, 2001 are outlined in the following table:

                                                                          2001 ACTIVITY
                                                                     ----------------------
                                                     ACCRUED                                     ACCRUED
                                                   COSTS AS OF                    CHANGE IN    COSTS AS OF
                                                DECEMBER 31, 2000    COSTS PAID   ESTIMATE     JULY 1, 2001
                                                -----------------    ----------   ---------    ------------
                                                                      (in thousands)
Lease termination and other real estate costs        $ 34,127           $(110)       $ --        $ 34,017
                                                     ========           =====        ====        ========

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

         As of July 1, 2001, leases remaining on locations closed in connection with the restructuring plans vary in length with expiration dates ranging from September 2001 to February 2020.

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

         In mid-March 2001, the Company filed approximately 1,250 complaints seeking recovery of debit balances owed by third parties to the Company and preference payments made by the Company to third parties during the 90-day period prior to the Company's filing for reorganization relief under Chapter 11 of the Bankruptcy Code. At July 1, 2001, the Company has settled approximately 51 of these debit balance and preference actions and received approximately $0.6 million in settlement payments.

         The principal categories of claims classified as Liabilities Subject to Compromise under reorganization proceedings are identified below.

                                                     JULY 1, 2001    JULY 2, 2000
                                                     ------------    ------------
                                                            (in thousands)

                  Accounts payable                     $198,712        $195,538
                  Accrued expenses                       73,492          66,954
                  Accrued restructuring costs:
                      1997 Restructuring Plan             7,715           7,720
                      1999 Rationalization Plan          34,017          35,272
                  Long-term debt                        411,408         424,003
                  Capitalized lease obligations          20,584          24,798
                                                       --------        --------
                      Total                            $745,928        $754,285
                                                       ========        ========

         Contractual interest expense not accrued or recorded on certain pre-petition debt totaled $7.0 million for each of the three periods ended July 1, 2001 and July 2, 2000, and $14.1 million for each of the six periods ended July 1, 2001 and July 2, 2000.

E.       REORGANIZATION ITEMS

         Expenses and income directly incurred or realized as a result of the Chapter 11 Cases have been segregated from the normal operations and are disclosed separately. The major components are as follows:

                                                          THREE PERIODS   THREE PERIODS
                                                             ENDED           ENDED
                                                          JULY 1, 2001    JULY 2, 2000
                                                          -------------   -------------
                                                                 (in thousands)

         Professional fees and administrative items         $  8,427      $    8,776
         Loss on disposal of assets                              642           3,474
         Store closing costs                                      --             (33)
         Severance                                             1,032              --
                                                            --------        --------
         Total reorganization items expense (income)        $ 10,101        $ 12,217
                                                            ========        ========

                                                           SIX PERIODS ENDED   SIX PERIODS ENDED
         (in thousands)                                      JULY 1, 2001        JULY 2, 2000
                                                           -----------------   -----------------
                                                                       (in thousands)

         Professional fees and administrative items            $ 15,027            $ 15,764
         Loss on disposal of assets                               1,048               1,960
         Store closing costs                                         21               3,764
         Severance                                                1,032               9,423
                                                               --------            --------
         Total reorganization items expense (income)           $ 17,128            $ 30,911
                                                               ========            ========

         PROFESSIONAL FEES AND OTHER ADMINISTRATIVE ITEMS:

         Professional fees and administrative items relate to legal, accounting and other professional costs directly attributable to the Chapter 11 Cases.

         LOSS ON DISPOSAL OF ASSETS:

         Loss on disposal of assets primarily consists of gains and losses associated with the sale of real property, the rejection of real estate leases and disposition of fixtures and equipment.

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

F.       BORROWINGS

         This note contains information regarding the Company's short-term borrowings and long-term debt as of July 1, 2001. As a result of the filing of the Chapter 11 Cases, no principal or interest payments were made on any pre-petition unsecured debt after March 15, 1999. Repayment terms for pre-petition unsecured debt must be set forth in a plan of reorganization and approved by the Bankruptcy Court.

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

         On April 14, 2000, the Company entered into a four year, $600.0 million fully committed asset-based debtor-in-possession and emergence credit facility (the "DIP to Exit Facility") which replaced the DIP Facility. The Bankruptcy Court approved the DIP to Exit Facility on April 4, 2000. The DIP to Exit Facility matures on April 14, 2004, and includes $60.0 million in term loans and up to a maximum of $540.0 million in revolving loans including a $150.0 million sub-facility for letters of credit. Interest rate spreads on the DIP to Exit Facility were initially LIBOR plus 2.50% on Eurodollar loans and Prime Rate plus 0.75% on Alternate Base Rate loans. Beginning with the second quarter of 2001, these spreads are subject to quarterly adjustment pursuant to a pricing grid based on availability and financial performance, with ranges of 200 to 275 basis points over LIBOR and 25 to 100 basis points over Prime Rate. Short-term borrowings outstanding under the revolver of the DIP to Exit Facility were $194.8 million as of July 1, 2001. Outstanding borrowings under the term loan of the DIP to Exit Facility were $60.0 million as of July 1, 2001. Short-term borrowings related to the DIP to Exit Facility were $76.2 million as of July 2, 2000. Outstanding borrowings under the term loan of the DIP to Exit Facility were $60.0 million as of July 2, 2000. There is a commitment fee of 0.375% on the undrawn portion of the revolving loans under the DIP to Exit Facility.

         Borrowings under the DIP to Exit Facility are secured by all material unencumbered assets of the Company and its subsidiaries, including inventory, but excluding previously mortgaged property. Borrowings under the DIP to Exit Facility are limited based on a borrowing base formula, which considers eligible inventories, eligible accounts receivable, mortgage values on eligible real properties, eligible leasehold interests, available cash equivalents and in-transit cash. Availability under the facility continues unless the Company breaches the financial covenants for the DIP to Exit Facility. As of July 1, 2001, the Company was in compliance with the financial covenants under the DIP to Exit Facility.

G.       EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the reported period. Diluted net earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period plus incremental shares that would have been outstanding upon the assumed vesting of dilutive restricted stock and the assumed exercise of dilutive stock options. For the three and six periods ended July 1, 2001 and July 2, 2000 all outstanding restricted stock and stock options are considered anti-dilutive.

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

         The Company was involved in litigation, investigations and various legal matters during the six periods ended July 1, 2001, which are being defended and handled in the ordinary course of business. While the ultimate results of these matters cannot be determined or predicted, management believes that they will not have a material adverse effect on the Company's results of operations or financial position. Any potential liability may be affected by the Chapter 11 Cases.

J.       SEGMENT REPORTING

         The Company manages its business on the basis of one reportable segment. As of July 1, 2001, all of the Company's operations were located within the United States. The following data is presented in accordance with SFAS No. 131 for all periods presented.

         CLASSES OF SIMILAR PRODUCTS:       THREE PERIODS ENDED               SIX PERIODS ENDED
         ----------------------------     ------------------------        ------------------------
                                          JULY 1,         JULY 2,         JULY 1,         JULY 2,
                                            2001            2000            2001            2000
                                          --------        --------        --------        --------

         Net Sales (in thousands):
              Home products               $137,677        $271,364        $229,667        $486,855
              Jewelry                      120,893         146,184         228,032         273,722
                                          --------        --------        --------        --------
                   Total Net Sales        $258,570        $417,548        $457,699        $760,577
                                          ========        ========        ========        ========

         The decline in home products sales was primarily due to the inclusion in July 2, 2000 sales of certain categories including electronics, toys and sporting goods that were discontinued in fiscal 2000.

         The decline in jewelry products is primarily due to a weak economic environment and cross shop loss from exiting of certain home good categories.

K.       OTHER COMPREHENSIVE LOSS

            As part of the Company's risk management program, the Company uses interest rate swap agreements. The Company does not hold or issue derivative financial instruments for trading purposes.

            Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

The adoption of SFAS No. 133 on January 1, 2001, did not have a material impact on results of operations but resulted in the cumulative effect of an accounting change of $1.6 million being recognized as expense in other comprehensive income.

            The Company entered into interest rate swap agreements to reduce the impact of potential increases on floating rate debt. The interest rate swaps vary in notional amount from $110 million to $155 million and expire January 2, 2002. The Company accounts for the interest rate swaps as cash flow hedges whereby the fair values of the interest rate swaps are reflected as liabilities in the accompanying consolidated balance sheet with the offset, net of any hedge ineffectiveness (which is not material) recorded as interest expense, to other comprehensive loss. The fair values of the interest rate swaps was $(2.5) million as of July 1, 2001. As interest expense on the underlying hedged debt is recognized, corresponding amounts are removed from other comprehensive income and charged to interest expense. Such amounts were not material during the quarter ended July 1, 2001. The balance in other comprehensive income related to derivative instruments as of July 1, 2001 is expected to be recognized in earnings over the next six months.

            The following table summarizes activity in other comprehensive income related to derivatives classified as cash flow hedges held by the Company during the period January 1 (the date of the Company's adoption of SFAS No. 133) through July 1, 2001 (in thousands):

                                                                 Three Periods          Six Periods
                                                                    Ended                  Ended
                                                                 ------------           ------------
                                                                 July 1, 2001           July 1, 2001
                                                                 ------------           ------------
         Accumulated derivative loss included in other
              comprehensive income at the beginning
              of the period, net                                  $(2,697)                $     0
         Cumulative effect of adopting SFAS 133, net                    0                  (1,606)
         (Gains)/losses reclassified into earnings from
              other comprehensive income, net                         736                   1,067
         Change in fair value of derivatives, net                    (584)                 (2,006)
                                                                  -------                 -------
         Accumulated derivative loss included in other
              Comprehensive income at the end of the
              period, net                                         $(2,545)                $(2,545)
                                                                  =======                 =======

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

Overview

         The Company, with 218 stores in 31 states at July 1, 2001, is one of the nation's largest retailers of jewelry and offers a selection of brand-name home products and other product lines. During the year ended December 31, 2000 ("fiscal 2000"), the Company repositioned its product offerings to focus on value pricing and a broad selection of jewelry and home products. These remerchandising efforts were based on perceived customer expectations of entry level price points and a large selection within each product assortment. The Company also revised its media strategy during fiscal 2000 to employ TV, radio and print (including a seasonal sourcebook) campaigns in a coordinated effort to build awareness, prospect for new customers and drive customer traffic.

         On February 21, 2000, the Company's Board of Directors approved its 2000 Business Plan, which emphasized: (i) an expansion of jewelry and jewelry related products; (ii) an exit of certain unprofitable home good categories;
(iii) the reducing of selling and warehouse spaces within the Company's stores to adjust for the new merchandise mix, which allows for potential subleasing of excess space; and (iv) cost saving initiatives. The 2001 Business Plan advances the initiatives of the 2000 Business Plan and refines the business model to include: focusing on the Company's core competency in jewelry; refining home assortments and jewelry merchandising; developing a "key item" program; advertising with an emphasis on quality, value and assortment; aligning sublease and remodel programs; consolidating space at the corporate headquarters; reconfiguring the jewelry repair organization; and implementing initiatives to reduce the Company's corporate staffing levels and overall expense structure. The execution and success of the Company's business plan is subject to numerous known and unknown risks and uncertainties. See "-Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995."

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

         On April 14, 2000, the Company entered into the DIP to Exit Facility, a four year, $600.0 million fully committed asset-based debtor-in-possession and emergence credit facility, which replaced the DIP Facility. The Bankruptcy Court approved the DIP to Exit Facility on April 4, 2000. The DIP to Exit Facility matures on April 14, 2004, and includes $60.0 million in term loans and up to a maximum of $540.0 million in revolving loans including a $150.0 million sub-facility for letters of credit. Interest rate spreads on the DIP to Exit Facility were initially LIBOR plus 2.50% on Eurodollar loans and Prime Rate plus 0.75% on Alternate Base Rate loans. Beginning with the second quarter of 2001, these spreads are subject to quarterly adjustment pursuant to a pricing grid based on availability and financial performance, with ranges of 200 to 275 basis points over LIBOR and 25 to 100 basis points over prime rate. Short-term borrowings outstanding under the revolver of the DIP to Exit Facility were $194.8 million as of July 1, 2001. Outstanding borrowings under the term loan of the DIP to Exit Facility were $60.0 million as of July 1, 2001. Short-term borrowings related to the DIP to Exit Facility were $76.2 million as of July 2, 2000. Outstanding borrowings under the term loan of the DIP to Exit Facility were $60.0 million as of July 2, 2000. There is a commitment fee of 0.375% on the undrawn portion of the revolving loans under the DIP to Exit Facility.

         Borrowings under the DIP to Exit Facility are secured by all material unencumbered assets of the Company and its subsidiaries, including inventory, but excluding previously mortgaged property. Borrowings under the DIP to Exit Facility are limited based on a borrowing base formula, which considers eligible inventories, eligible accounts receivable, mortgage values on eligible real properties, eligible leasehold interests, available cash equivalents and in-transit cash. Availability under the facility continues unless the Company breaches the financial covenants for the DIP to Exit Facility. As of July 1, 2001, the Company was in compliance with the financial covenants under the DIP to Exit Facility.

         Conversion of the DIP to Exit Facility to an exit financing upon the Company's anticipated emergence from Chapter 11 is subject to closing conditions, including the collateral and administrative agent's reasonable satisfaction with the Company's capital structure, plan of reorganization and any materially revised projections, as well as the achievement by the Company of a specified trailing 12-month earnings level (which varies depending on time of exit) and certain minimum availability (which varies from $50.0 to $100.0 million depending on the time of exit.)

         There can be no assurance that the Company will be able to access liquidity from the DIP to Exit Facility, or from any other source, or that such liquidity will be sufficient to meet the Company's needs. Moreover, there can be no assurance that the Company will exit Chapter 11 or convert the DIP to Exit Facility to an exit financing facility. See "-Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995."

         The Company's Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The Company's recent losses and the Chapter 11 Cases (defined herein) raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis are dependent upon, among other things, (i) the Company's ability to comply with the DIP to Exit Facility, (ii) the Company's ability to revise and implement its business plan, (iii) confirmation of a plan of reorganization under the Bankruptcy Code, (iv) the Company's ability to achieve profitable operations after such confirmation, and (v) the Company's ability to generate sufficient cash from operations to meet its obligations. As a result of the filing of the Chapter 11 Cases and related circumstances, realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the Consolidated Financial Statements. Further, a plan or plans of reorganization could materially change the amounts reported in the accompanying Consolidated Financial Statements. The Consolidated Financial Statements do not include any adjustments relating to recoverability of the value of recorded asset amounts or the amounts and classification of liabilities that might be necessary as a consequence of a plan of reorganization.

         At this time, it is not possible to predict the outcome of the Chapter 11 Cases or their effect on the Company's business. Additional information regarding the Chapter 11 Cases is set forth in Note B of Notes to Consolidated Financial Statements. If it is determined that the liabilities subject to compromise in the Chapter 11 Cases exceed the fair value of the assets available therefor, unsecured claims may be satisfied at less than 100% of their face value and the equity interests of the Company's current shareholders may have no value. The Company believes the DIP to Exit Facility should provide the Company with adequate liquidity to conduct its business while it prepares a reorganization plan. However, the Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties, including those set forth above under "Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995."

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

RESULTS OF OPERATIONS

THREE PERIODS ENDED JULY 1, 2001 COMPARED TO THREE PERIODS ENDED JULY 2, 2000

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

Net Sales

         Net sales for the Company were $258.6 million for the three periods ended July 1, 2001 compared to $417.5 million for the three periods ended July 2, 2000. The decline in net sales was primarily due to the increased restructuring and remerchandising activities in fiscal 2000, cross shop loss from exiting of certain home good categories and a weak economic environment.

         Net sales from operations excluding exiting categories and closed facilities were $258.6 million for the three periods ended July 1, 2001 compared to $315.8 million for the three periods ended July 2, 2000. Comparable store sales for jewelry were down 16.6% and home products comparable store sales were down 21.7% compared to the three periods ended July 2, 2000. The jewelry comparable stores sales decrease was led by declines in watches/accessories and diamonds/stones. The home products comparable store sales performance was driven by declines in seasonal, personal care, photo, and housewares. The Company believes that the decline in net sales was primarily due to cross shop loss from exiting of certain home good categories and a weak economic environment.

         There were no net sales from exiting categories and closed facilities for the three periods ended July 1, 2001 compared to $101.8 million for the three periods ended July 2, 2000. Sales from exiting categories and closed facilities decreased primarily due to the fact that the three periods ended July 2, 2000 reflects the sales of discontinued product lines that were primarily completed by December 31, 2000.

Gross Margin

         Gross margin was $75.5 million for the three periods ended July 1, 2001 as compared to $81.3 million for the three periods ended July 2, 2000. The decrease in gross margin was primarily due to a decrease in sales.

         Gross margin after costs and expenses and excluding exiting categories and closed facilities was $75.5 million or 29.2% of net sales for the three periods ended July 1, 2001, compared to $92.9 million or 29.4% of net sales for the three periods ended July 2, 2000. The margin decrease was primarily due to a decrease in sales with approximately the same occupancy costs as the prior year.

         There was no gross loss after costs and expenses for exiting categories and closed facilities for the three periods ended July 1, 2001 compared to $(11.6) million for the three periods ended July 2, 2000. The margin increase was primarily due to the fact that the three periods ended July 2, 2000 reflects the sales of discontinued product lines that were primarily completed by December 31, 2000.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses declined $53.3 million in the three periods ended July 1, 2001 to $76.1 million from $129.4 million in the three periods ended July 2, 2000. The decline was primarily due to store closures, corporate downsizing and overhead reduction efforts.

         Selling, general and administrative expenses were $75.3 million or 29.1% of net sales from operations excluding exiting categories and closed facilities for the three periods ended July 1, 2001 compared to $86.3 million or 27.3% of net sales from operations excluding exiting categories and closed facilities for the three periods ended July 2, 2000. The decrease in expenses was attributable to a decrease in employment costs and other selling, general and administrative expenses primarily due to the corporate downsizing and overhead reduction efforts.

         Selling, general and administrative expenses for exiting categories and closed facilities were $0.9 million for the three periods ended July 1, 2001 compared to $43.1 million for the three periods ended July 2, 2000. The decrease in selling, general and administrative expenses was attributable to lower sales efforts for discontinuing merchandise and closed facilities.

Other Expense (Income), net

         The net (gain) loss on dispositions of property and leases recorded for the three periods ended July 1, 2001 was $0.7 million, as compared to $(1.0) million for the three periods ended July 2, 2000. The loss for the three periods ended July 1, 2001 included the disposition of fixtures at the corporate office compared to a gain realized from the completion of the auction property sale of 20 properties for the three periods ended July 2, 2000.

Depreciation and Amortization

         Depreciation and amortization on owned and leased property and equipment was $10.5 million for the three periods ended July 1, 2001 as compared to $10.0 million for the three periods ended July 2, 2000. The increase was primarily attributable to fixture additions for the remodeled stores.

Interest Expense

         Interest expense for the three periods ended July 1, 2001 was $10.7 million as compared to $9.6 million for the three periods ended July 2, 2000. The increase in interest expense primarily relates to higher average borrowings and higher interest rates.


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

SIX PERIODS ENDED JULY 1, 2001 COMPARED TO SIX PERIODS ENDED JULY 2, 2000

NET SALES

         Net sales for the Company were $457.7 million for the first half of 2001 compared to $760.6 million for the first half of 2000. The decline in net sales was primarily due to the increased restructuring and remerchandising activities in fiscal 2000, cross shop loss from exiting of certain home good categories and a weak economic environment.

         Net sales from operations excluding exiting categories and closed facilities were $457.6 million for the first half of 2001 compared to $617.5 million for the first half of 2000. Comparable store sales for jewelry were down 15.7% and comparable store sales for home products was down 22.4% as compared to the first half of 2000. The jewelry comparable store sales decrease was driven by declines in watches/accessories and diamond/stones. Home products comparable sales performance was driven by declines in personal care, photo and housewares. The Company believes that the decline in net sales was primarily due to cross shop loss from exiting of certain home good categories and a weak economic environment.

         Net sales from exiting categories and closed facilities were $0.1 million for the first half of 2001 compared to $143.1 million for the first half of 2000. Sales from exiting categories and closed facilities decreased primarily due to the fact that the first half of 2000 reflects the sales of discontinued product lines that were primarily completed by December 31, 2000 and were not reflected in the first half of 2001.

GROSS MARGIN

         Gross margin was $130.2 million for the first half of 2001 compared to $168.5 million in the first half of 2000. The decrease was primarily due to a $302.9 million decline in sales, partially offset by a $264.6 million decrease in cost of goods sold.

         Gross margin after costs and expenses and excluding exiting categories and closed facilities was $130.5 million or 28.5% of net sales for the first half of 2001, compared to $176.0 million or 28.5% of net sales for the first half of 2000. The margin decrease was primarily due to decreased sales.

         Gross (loss) after costs and expenses for exiting categories and closed facilities was $(0.3) million, compared to $(7.5) million for the first half of 2000. The margin increase was primarily a result of decreased inventory clearance sales for the first half of 2001.

SELLING GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses decreased $77.7 million in the first half of 2001, to $151.1 million from $228.8 million in the first half of 2000. The decline was primarily due to store closures, corporate downsizing and overhead reduction efforts.

         Selling, general and administrative expenses were $145.5 million or 31.8% of net sales from operations excluding exiting categories and closed facilities for the first half of 2001, compared to $170.5 million or 27.6% of net sales from operations excluding exiting categories and closed facilities for the first half of 2000. The decrease in expenses was attributable to a decrease in employment costs and other selling, general and administrative expenses primarily due to corporate downsizing and overhead reduction efforts.

         Selling, general and administrative expenses for exiting categories and closed facilities were $5.5 million for the first half of 2001, compared to $58.3 million for the first half of 2000. The decrease in expenses was attributable to decreases in employment costs and other selling, general and administrative expenses primarily due to store closures.

OTHER (INCOME) EXPENSE, NET

         The net (gain) loss on dispositions of property and leases recorded for the first half of 2001 was $1.4 million, as compared to $(13.3) million in 2000. The loss for the first half of 2001 is primarily related to the disposition of corporate fixtures, compared to a gain in the first half of 2000 for amounts realized from the completion of the auction property sale of 10 owned and 13 leased properties.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization on owned and leased property and equipment was $21.0 million for the first half of 2001 as compared to $19.8 million for the first half of 2000. The increase was primarily attributable to new fixtures for remodeled stores.

INTEREST EXPENSE

         Interest expense for the first half of 2001 was $20.9 million as compared to $20.5 million for the first half of 2000. Interest expense increased due to higher average borrowings and higher interest rates.

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

RESTRUCTURING PLAN

         On March 25, 1997, the Company adopted the Restructuring Plan to close up to 60 under performing stores and one distribution center. As a result, a pre-tax charge of $129.5 million for restructuring costs was recorded in the first quarter of fiscal 1997. The remaining components of the restructuring charge accrual and an analysis of the change in the accrual for the six periods ended July 1, 2001 are outlined in the following table:

                                                                            2001 ACTIVITY
                                                                     --------------------------
                                                     ACCRUED                                          ACCRUED
                                                  RESTRUCTURING                                    RESTRUCTURING
                                                   COSTS AS OF       RESTRUCTURING    CHANGE IN     COSTS AS OF
                                                DECEMBER 31, 2000      COSTS PAID     ESTIMATE     JULY 1, 2001
                                                -----------------    -------------    ---------    -------------
                                                                          (in thousands)

Lease termination and other real estate costs        $ 7,715             $ --            $ --        $ 7,715
                                                     =======             ====            ====        =======

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

RATIONALIZATION PLAN

         In February 1999, the Company announced its Rationalization Plan to close up to 132 stores, up to four distribution centers and to reduce corporate overhead. On March 8, 1999, as part of the Rationalization Plan and prior to the filing of the involuntary bankruptcy petition, the Board of Directors approved the adoption of a business restructuring plan to close 106 stores, to close the Dallas, Texas distribution center and to reduce the Company's workforce at its Nashville, Tennessee corporate offices by 150 employees. As a result, a pre-tax charge of $99.5 million for restructuring costs was recorded in the first quarter of 1999. On March 29, 1999 in connection with the Chapter 11 Cases, store leases under this plan were approved for rejection by the Bankruptcy Court. The remaining components of the restructuring charge accrual and an analysis of the change in the accrual for the six periods ended July 1, 2001 are outlined in the following table:

                                                                           2001 ACTIVITY
                                                                      -----------------------
                                                     ACCRUED                                       ACCRUED
                                                   COSTS AS OF                      CHANGE IN    COSTS AS OF
                                                DECEMBER 31, 2000     COSTS PAID    ESTIMATE     JULY 1, 2001
                                               --------------------   ----------    ---------    ------------
                                                                                 (in thousands)
Lease termination and other real estate costs        $34,127            $ (110)        $ --        $ 34,017
                                                     =======            ======         ====        ========

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

         As of July 1, 2001, leases remaining on locations closed in connection with the restructuring plans vary in length with expiration dates ranging from September 2001 to February 2020.

LIQUIDITY AND CAPITAL RESOURCES

         On March 27, 1999, the Debtors filed the Chapter 11 Cases, which affect the Company's liquidity and capital resources. See Note B "Proceedings Under Chapter 11 of the Bankruptcy Code."

         Availability under the DIP to Exit Facility, trade credit and terms from vendors provided the resources required to support operations, seasonal working capital requirements and capital expenditures during the six periods ended July 1, 2001. The Company's business is highly seasonal with the Company's inventory investment and related short-term borrowing requirements reaching a peak prior to the Christmas season. Historically, positive cash flow from operations has been generated principally in the latter part of the fourth quarter of each fiscal year, in line with the seasonal nature of the Company's business.

         Net cash used by operations was $107.7 million for six periods ended July 1, 2001 as compared to $2.9 million for six periods ended July 2, 2000. The increase in net cash used by operations was primarily a result of higher proceeds from liquidation of exiting merchandise categories in the six periods ended July 2, 2000.

         Net cash used by investing activities was $3.2 million for the six periods ended July 1, 2001 and $6.4 million for the six periods ended July 2, 2000. Cash used by investing activities for the six periods ended July 1, 2001 resulted primarily from capital spending for store remodeling. Cash used by investing activities for the six periods ended July 2, 2000 resulted primarily from capital expenditures partially offset by proceeds from the sale of real estate.

         Net cash provided (used) by financing activities was $98.7 million for the six periods ended July 1, 2001 and $(22.5) million for the six periods ended July 2, 2000. For the six periods ended July 1, 2001, cash provided by financing activities reflected a $105.7 million net increase in short-term borrowings. For the six periods ended July 2, 2000, cash provided by financing activities reflected a $33.2 million net increase in short-term borrowings, offset by repayments of long-term debt.

Capital Expenditures

         Capital expenditures for the six periods ended July 1, 2001 and July 2, 2000, respectively, related primarily to store remodeling and preparing the stores for subleasing.

         Planned capital expenditures for fiscal 2001 are expected to be approximately $27.0 million and are expected to be directed primarily to store remodels, capital maintenance and information systems improvements. The Company expects to fund these planned expenditures primarily with borrowings under the DIP to Exit Facility.

Capital Structure

         The Company's principal sources of liquidity during the six periods ended July 1, 2001 and July 2, 2000 were borrowings under the DIP to Exit Facility. At July 1, 2001, the Company had $194.8 million in revolving loans outstanding under the DIP to Exit Facility. The Company had $97.1 million in revolving loans outstanding under the DIP to Exit Facility on July 2, 2000.

         Average short-term borrowings for the six periods ended July 1, 2001 increased to $182.2 million compared to $100.1 million for the six periods ended July 2, 2000, due primarily to a decline in sales from liquidations of merchandise in toys, electronics and sporting goods categories and a decline in sales of property and equipment. Short-term borrowings under the revolver portion of the DIP to Exit Facility reached a maximum of $240.3 million during the six periods ended July 1, 2001 as compared to short-term borrowings under the revolver portions of the DIP to Exit Facility of $176.3 million during the six periods ended July 2, 2000.

         On April 14, 2000, the Company entered into the DIP to Exit Facility, which replaced the DIP Facility. The Bankruptcy Court approved the DIP to Exit Facility on April 4, 2000. The DIP to Exit Facility matures on April 14, 2004, and includes $60.0 million in term loans and up to a maximum of $540.0 million in revolving loans including a $150.0 million sub-facility for letters of credit. Interest rate spreads on the DIP to Exit Facility were initially LIBOR plus 2.50% on Eurodollar loans and Prime Rate plus 0.75% on Alternate Base Rate loans. Beginning with the second quarter of 2001, these spreads are subject to quarterly adjustment pursuant to a pricing grid based on availability and financial performance, with ranges of 200 to 275 basis points over LIBOR and 25 to 100 basis points over Prime Rate. There is a commitment fee of 0.375% on the undrawn portion of the revolving loans under the DIP to Exit Facility.

         Borrowings under the DIP to Exit Facility are secured by all material unencumbered assets of the Company and its subsidiaries, including inventory, but excluding previously mortgaged property. Borrowings under the DIP to Exit Facility are limited based on a borrowing base formula, which considers eligible inventories, eligible accounts receivable, mortgage values on eligible real properties, eligible leasehold interests, available cash equivalents and in-transit cash. Availability under the facility continues unless the Company breaches the financial covenants for the DIP to Exit Facility. As of July 1, 2001, the Company was in compliance with the financial covenants under the DIP to Exit Facility.

         To fund capital expenditures in 2001, the DIP to Exit Facility permits capital expenditures up to $105.9 million. During 2002 and 2003, the Company may invest up to $50.0 million each year with 100 percent carryover of unexpended amounts from prior years.

         Conversion of the DIP to Exit Facility to an exit financing upon the Company's anticipated emergence from Chapter 11 is subject to customary closing conditions, including the collateral and administrative agent's reasonable satisfaction with the Company's capital structure, plan of reorganization and any materially revised projections, as well as the achievement by the Company of a specified trailing 12-month earnings level (which varies depending on time of exit) and certain minimum availability (which varies from $50.0 to $100.0 million) depending on the time of exit.

         There can be no assurance that the Company will be able to access liquidity from the DIP to Exit Facility, or from any other source, or that such liquidity will be sufficient to meet the Company's needs. Moreover, there can be no assurance that the Company will exit Chapter 11 or convert the DIP to Exit Facility to an exit financing facility. See "- Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995."

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company's operations are subject to market risks primarily from changes in interest rates. The Company has immaterial exposure to exchange rate risk. The Company manages its interest rate risk by entering into interest rate swap agreements and balancing its debt portfolio with both fixed and floating rate borrowings. As of July 1, 2001, the Company was party to interest rate swaps covering a portion of its short-term borrowings and term loan, which vary seasonally. These swaps, which vary in notional amount from $110 million to $155 million and expire January 2, 2002, exchange floating interest rate exposure for fixed interest rate exposure. The Company will pay a weighted average fixed rate of 6.97%, rather than the one-month LIBOR, which was 5.08% as of July 1, 2001. The fair values of interest rate swap agreements is estimated based on quotes from dealers of these instruments and represents the estimated amounts the Company could expect to pay or receive to terminate the agreements. The fair value of the Company's interest rate swap agreements was ($2.5) million as of July 1, 2001.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         On March 15, 1999, five of the Company's vendors filed an involuntary petition for reorganization under Chapter 11 in the Bankruptcy Court seeking court supervision of the Company's restructuring efforts. On March 27, 1999, the Company and 31 of its subsidiaries (the " Debtors") filed voluntary petitions with the Bankruptcy Court for reorganization under Chapter 11 of the Bankruptcy Code. The Debtors are currently operating their businesses as debtors-in-possession. The Chapter 11 Cases have been consolidated for the purpose of joint administration under Case No. 399-02649.

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

         At this time, it is not possible to predict the outcome of the Chapter 11 Cases or their effect on the Company's business. Additional information regarding the Chapter 11 Cases is set forth elsewhere in this Quarterly report on Form 10-Q and in Item 1. "Business - Proceedings Under Chapter 11 of the Bankruptcy Code", Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Note B of Notes to Consolidated Financial Statements, and the Report of Independent Auditors included in the Company's Annual Report on Form 10-K filed on March 16, 2001, which includes an explanatory paragraph concerning a substantial doubt as to the Company's ability to continue as a going concern. If it is determined that the liabilities subject to compromise in the Chapter 11 Cases exceed the fair value of the assets available to satisfy them, unsecured claims may be satisfied at less than 100% of their face value and the equity interests of the Company's shareholders may have no value.

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

ITEM 3. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits filed with this Form 10-Q

         10.1 Employment Agreement between Registrant and Jane Gilmartin dated May 14, 2001.

         (b)      Reports on Form 8-K.

         During the three periods ended July 1, 2001, the Company filed the following reports on Form 8-K: (i) dated April 20, 2001, announcing the Company's 2001 business plan; (ii) dated April 30, 2001, announcing the filing with the Bankruptcy Court of the Company's monthly operating report for the period commencing February 26, 2001 and ending April 1, 2001; (iii) dated June 1, 2001, announcing the filing with the Bankruptcy Court of the Company's monthly operating report for the period commencing April 2, 2001 and ending April 29, 2001; and (iv) dated June 22, 2001, announcing the filing with the Bankruptcy Court of the Company's monthly operating report for the period commencing April 30, 2001 and ending May 27, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ S. Cusano
-------------------------------------------------------
S. Cusano
Chairman, President and Chief Executive Officer
(Principal Executive Officer)
August 13, 2001


/s/ Michael E. Hogrefe
-------------------------------------------------------
Michael E. Hogrefe
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
August 13, 2001


/s/ Kenneth A. Conway
-------------------------------------------------------
Kenneth A. Conway
Vice President Controller and Chief Accounting Officer
(Principal Accounting Officer)
August 13, 2001