Form 10-Q
period 2001-09-30
SERVICE MERCHANDISE CO INC
filed 2001-11-19
CIK 89107

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

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

Registrant’s Telephone Number, Including Area Code: (615) 660-6000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ].

     As of October 28, 2001, there were 99,871,123 shares of the Registrant’s common stock, $.50 par value, outstanding.

		Page
		No.

PART I	FINANCIAL INFORMATION

	Consolidated Statements of Operations (Unaudited) -

	Three and Nine Periods Ended September 30, 2001 and October 1, 2000	3

	Consolidated Balance Sheets - September 30, 2001 (Unaudited),

	October 1, 2000 (Unaudited) and December 31, 2000	4

	Consolidated Statements of Cash Flows (Unaudited) - Nine

	Periods Ended September 30, 2001 and October 1, 2000	5

	Notes to Consolidated Financial Statements (Unaudited)	6

	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

	Quantitative and Qualitative Disclosure about Market Risk	26

PART II	OTHER INFORMATION

	Legal Proceedings	27

	Defaults Upon Senior Securities	27

	Exhibits and Reports on Form 8-K	28

SIGNATURES		29

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
(Debtor-In-Possession)

Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Periods Ended		Nine Periods Ended

	September 30,	October 1,	September 30,	October 1,
	2001	2000	2001	2000

Net sales:

Operations excluding exiting categories and closed facilities	$178,948	$225,406	$636,593	$842,931

Exiting categories and closed facilities	—	48,932	54	191,984

	178,948	274,338	636,647	1,034,915

Costs of merchandise sold and buying and occupancy expenses:

Operations excluding exiting categories and closed facilities	142,609	167,373	469,631	608,929

Exiting categories and closed facilities	—	60,994	525	211,538

	142,609	228,367	470,156	820,467

Gross margin (loss) after cost of merchandise sold and buying and occupancy expenses:

Operations excluding exiting categories and closed facilities	36,339	58,033	166,962	234,002

Exiting categories and closed facilities	—	(12,062)	(471)	(19,554)

	36,339	45,971	166,491	214,448

Selling, general and administrative expenses:

Operations excluding exiting categories and closed facilities	55,182	73,549	200,716	244,041

Exiting categories and closed facilities	(18,878)	20,951	(13,340)	79,213

	36,304	94,500	187,376	323,254

Other (income) expense, net	4	(1,524)	1,383	(14,791)

Restructuring charge (income)	—	(777)	—	(2,524)

Depreciation and amortization:

Operations excluding exiting categories and closed facilities	10,114	9,460	31,018	28,702

Exiting categories and closed facilities	7	135	56	649

	10,121	9,595	31,074	29,351

Reorganization items	4,770	6,277	21,898	37,188

Loss before interest and income tax	(14,860)	(62,100)	(75,240)	(158,030)

Interest expense (contractual interest $17,236, $52,188, $16,127 and $50,731 for the three and nine periods ended September 30, 2001 and October 1, 2000, respectively)	10,197	9,088	31,069	29,614

Loss before income tax	(25,057)	(71,188)	(106,309)	(187,644)

Income tax (benefit)	—	—	—	—

Net loss	$(25,057)	$(71,188)	$(106,309)	$(187,644)

Weighted average common shares — basic and diluted	99,723	99,723	99,723	99,723

Net loss per common share — basic and diluted	$(0.25)	$(0.71)	$(1.07)	$(1.88)

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
(Debtor-In-Possession)

Consolidated Balance Sheets
(in thousands, except per share data)

	(Unaudited)

	September 30,	October 1,	December 31,
	2001	2000	2000

ASSETS

Current Assets:

Cash and cash equivalents	$17,760	$22,376	$31,838

Accounts receivable, net of allowance of $854, $17,545 and $18,542, respectively	7,895	7,906	7,061

Inventories	483,632	523,968	440,324

Prepaid expenses and other assets	12,365	22,641	11,025

TOTAL CURRENT ASSETS	521,652	576,891	490,248

Property and Equipment:

Net property and equipment – owned	346,148	347,253	364,898

Net property and equipment – leased	10,705	12,921	12,330

Other assets and deferred charges	36,296	58,167	58,376

TOTAL ASSETS	$914,801	$995,232	$925,852

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Liabilities Not Subject to Compromise:

Current Liabilities:

Notes payable	$231,312	$139,485	$89,143

Accounts payable	66,646	77,873	48,570

Accrued expenses	88,189	145,349	143,420

State and local sales taxes	9,110	10,348	16,300

Current maturities of capitalized lease obligations	99	88	93

TOTAL CURRENT LIABILITIES	395,356	373,143	297,526

Long-term Liabilities:

Long-term debt	60,000	60,000	60,000

Capitalized lease obligations	2,321	2,420	2,396

TOTAL LONG-TERM LIABILITIES	62,321	62,420	62,396

Liabilities Subject to Compromise	762,022	764,452	762,674

TOTAL LIABILITIES	1,219,699	1,200,015	1,122,596

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT:

Preferred stock, $1 par value, authorized 4,600 shares, undesignated as to rate and other rights, none issued

Series A Junior Preferred Stock, $1 par value, authorized 1,100 shares, none issued

Common stock, $.50 par value, authorized 500,000 shares, issued and outstanding 99,871, 99,908 and 99,871 shares, respectively	49,935	49,954	49,935

Additional paid-in capital	5,881	6,017	5,881

Deferred compensation	(125)	(327)	(221)

Accumulated other comprehensive loss	(1,941)	—	—

Retained deficit	(358,648)	(260,427)	(252,339)

TOTAL SHAREHOLDERS’ DEFICIT	(304,898)	(204,783)	(196,744)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$914,801	$995,232	$925,852

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE MERCHANDISE COMPANY, INC. AND SUBSIDIARIES
(Debtor-In-Possession)

Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Periods Ended

	September 30,	October 1,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(106,309)	$(187,644)

Adjustments to reconcile net loss to net cash used by operating activities:

Depreciation and amortization	34,157	34,317

Net loss (gain) on sale of property and equipment	1,383	(4,423)

Reorganization items	21,898	37,188

Reversal of restricted cash provision	8,819	—

Changes in assets and liabilities:

Accounts receivable, net	(834)	5,265

Inventories	(43,308)	119,029

Prepaid expenses and other assets	(1,340)	(2,707)

Accounts payable	18,768	17,465

Accrued expenses and state and local sales taxes	(74,285)	(79,633)

Accrued restructuring costs	(120)	(4,703)

NET CASH USED BY OPERATING ACTIVITIES	(141,171)	(65,846)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment — owned	(12,903)	(44,559)

Proceeds from sale of property and equipment	183	8,723

Proceeds from sale of property and equipment — reorganization	158	27,307

Restricted cash and other assets, net	8,315	(8,451)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(4,247)	(16,980)

CASH FLOWS FROM FINANCING ACTIVITIES:

Short-term borrowings, net	142,169	96,508

Repayment of long-term debt	(8,239)	(49,542)

Repayment of capitalized lease obligations	(2,590)	(3,199)

Forfeiture of restricted stock	—	(156)

NET CASH PROVIDED BY FINANCING ACTIVITIES	131,340	43,611

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,078)	(39,215)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	31,838	61,591

CASH AND CASH EQUIVALENTS – END OF PERIOD	$17,760	$22,376

SUPPLEMENTAL DATA:

Cash paid (received) during the period for:

Interest	$19,974	$15,369

Income taxes	$64	$(206)

Reorganization items	$15,239	$21,016

Non-cash financing activities:

Other comprehensive loss	$1,941	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A. Financial Statement Presentation and Going Concern Matters

     The consolidated financial statements except for the consolidated balance sheet as of December 31, 2000, have been prepared by the Company without audit.

     In management’s opinion, the information and amounts furnished in this report reflect all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of the consolidated financial position and consolidated results of operations for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation.

     The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and in accordance with AICPA Statement of Position (“SOP”) 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.”

     The line item “Exiting categories and closed facilities” represents activity specifically identifiable to closed facilities and inventory liquidations conducted in conjunction with the Company’s 2000 and 2001 Business Plans. Prior year amounts reflect operating results for these same facilities and merchandise classifications. Selling, general and administrative expenses for closed facilities do not include any allocation of corporate overhead.

     The Company’s recent losses and the Chapter 11 Cases (defined herein) raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis are dependent upon, among other things, (i) the Company’s ability to operate pursuant to the terms of and access liquidity from the DIP to Exit Facility (defined herein), (ii) the ability of the Company to convert the DIP to Exit Facility to an exit facility or to obtain an alternative facility to provide financing upon its anticipated emergence from Chapter 11, (iii) confirmation of a plan of reorganization under the Bankruptcy Code, (iv) the Company’s ability to achieve profitable operations after such confirmation, and (v) the Company’s ability to generate sufficient cash from operations to meet its obligations. See “Note F – Borrowings” of these Notes to Consolidated Financial Statements (Unaudited).

     As described in Note B, the Company has an exclusive right to submit a plan of reorganization to the Bankruptcy Court through January 31, 2002. Management believes that the anticipated plan of reorganization, as it is being developed and subject to approval of the Bankruptcy Court, will require conversion of the DIP to Exit Facility to exit financing or assurance of the availability of alternative exit financing to provide liquidity for the Company to emerge from Chapter 11 and there can be no assurance that the sources of liquidity will be available or sufficient to meet the Company’s needs. A plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The consolidated financial statements do not give effect to any adjustment to the carrying value of assets or amounts and classifications of liabilities that might be necessary as a result of the Chapter 11 Cases.

     On February 21, 2000, the Company’s Board of Directors approved its 2000 Business Plan, which emphasized: (i) an expansion of jewelry and jewelry related products; (ii) an exit of certain unprofitable home good categories; (iii) the reducing of selling and warehouse spaces within the Company’s stores to adjust for the new merchandise mix, which allows for potential subleasing of excess space; and (iv) cost saving initiatives. The 2001 Business Plan advances the initiatives of the 2000 Business Plan and refines the business model to include: focusing on the Company’s core competency in jewelry; refining home assortments and jewelry merchandising; developing a “key item” program; advertising with an emphasis on quality, value and assortment; aligning sublease and remodel programs; consolidating space at the corporate headquarters; reconfiguring the jewelry repair organization; and implementing initiatives to reduce the Company’s corporate staffing levels and overall expense structure. The execution and success of the Company’s business plan is subject to numerous known and unknown risks and uncertainties and has been adversely affected by the events of September 11, 2001 and the continuing softening of the retail environment. See “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995.”

     The Company continues to review its business strategy, which may include additional store closings, inventory liquidations, changes in merchandise assortments and levels, changes in distribution networks and reductions in overhead costs.

     The Company has historically incurred a net loss for the first three quarters of the year because of the seasonality of its business. The results of operations for the nine periods ended September 30, 2001 and October 1, 2000 are not necessarily indicative of the operating results for an entire fiscal year.

     These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

B. Proceedings Under Chapter 11 of the Bankruptcy Code

     As a result of the Company’s decreased net sales in the fourth quarter of fiscal 1998 and the resulting negative cash flows from operations, in January 1999 the Company began an effort to effect an out-of-court restructuring plan. As part of this out-of-court restructuring plan, the Company developed the Rationalization Plan (defined herein) to close up to 132 stores, up to four distribution centers and to reduce corporate overhead. In March 1999, as part of the Rationalization Plan, the Company announced the closing of the Dallas, Texas distribution center and the reduction of its workforce at its Nashville, Tennessee corporate offices by 150 employees.

     On March 15, 1999, five of the Company’s vendors filed an involuntary petition for reorganization under Chapter 11 (“Chapter 11”) of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Middle District of Tennessee (the “Bankruptcy Court”) seeking court supervision of the Company’s restructuring efforts. On March 27, 1999, the Company and 31 of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions with the Bankruptcy Court for reorganization under Chapter 11 under case numbers 399-02649 through 399-02680 (the “Chapter 11 Cases”) and orders for relief were entered by the Bankruptcy Court. The Chapter 11 Cases have been consolidated for the purpose of joint administration under Case No. 399-02649. The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code.

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

     As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to submit a plan of reorganization for 120 days. On May 25, 1999, the Company received Bankruptcy Court approval to extend the period in which the Company had the exclusive right to file or advance a plan of reorganization in the Chapter 11

Cases. The order extended the Company’s exclusive right to file a plan from July 23, 1999 to February 29, 2000, and extended the Company’s exclusive right to solicit acceptances of its plan from September 21, 1999 to May 1, 2000. On February 2, 2000, the Company received Bankruptcy Court approval to extend the period in which the Company had the exclusive right to file or advance a plan from February 29, 2000 to April 30, 2001 and extend the Company’s right to solicit acceptances of its plan from May 1, 2000 to June 30, 2001. On February 27, 2001, the Bankruptcy Court again extended the period in which the Company has the exclusive right to file or advance a plan until January 31, 2002, and extended the Company’s right to solicit acceptances of its plan until April 1, 2002. If the Debtors fail to file a plan of reorganization during such period or extension thereof, or if such plan is not accepted by the required number of creditors and equity holders, any party in interest may subsequently file its own plan of reorganization for the Debtors.

     A plan of reorganization must be confirmed by the Bankruptcy Court upon certain findings required by the Bankruptcy Code. The Bankruptcy Court may also confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. The plan or plans currently being considered by the Company involve a debt conversion of the Company’s pre-petition unsecured claims into new common equity of the reorganized Company. Under such circumstances, the existing common stock of the Company would be cancelled and would result in existing holders of the common stock receiving no value for their interests. The Company believes the value of the common stock is highly speculative since it is probable that it will be cancelled, and therefore, will be worthless if the expected plan of reorganization is consummated.

     At this time, it is not possible to predict the outcome of the Chapter 11 Cases, their effect on the Company’s business or the ability of the Company to exit Chapter 11.

C. Restructuring Plans

     Restructuring Plan

     On March 25, 1997, the Company adopted a restructuring plan (the “Restructuring Plan”), a plan to close up to 60 under performing stores and one distribution center. As a result, a pre-tax charge of $129.5 million for restructuring costs was recorded in the first quarter of fiscal 1997. The remaining components of the restructuring charge accrual and an analysis of the change in the accrual for the nine periods ended September 30, 2001 are outlined in the following table:

2001 Activity

	Accrued			Accrued
	Restructuring			Restructuring
	Costs as of	Restructuring	Change in	Costs as of
	December 31, 2000	Costs Paid	Estimate	September 30, 2001

(in thousands)
Lease termination and other real estate costs	$7,715	$—	$—	$7,715

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

     Lease terminations and other real estate costs primarily consist of contractual rent payments and other real estate costs. These amounts have been accrued according to the remaining leasehold obligations under Section 502(b)(6) of the Bankruptcy Code. Section 502(b)(6) limits a lessor’s claim to the rent reserved by such lease, without acceleration, to the greater of one year or 15 percent, not to exceed three years, of the remaining term of the lease. Any unpaid rent is included in the claim.

     Rationalization Plan

     In February 1999, the Company announced a rationalization plan (the “Rationalization Plan”) to close up to 132 stores and four distribution centers and to reduce corporate overhead. On March 8, 1999, as part of the Rationalization Plan and prior to the filing of the involuntary bankruptcy petition, the Board of Directors approved the adoption of a business restructuring plan to close 106 stores, to close the Dallas, Texas distribution center and to reduce the Company’s workforce at its Nashville, Tennessee corporate offices by 150 employees. As a result, a pre-tax charge of $99.5 million for restructuring costs was recorded in the first quarter of 1999. On March 29, 1999 in connection with the Chapter 11 Cases, store leases under this plan were approved for rejection by the Bankruptcy Court. The remaining components of the restructuring charge accrual and an analysis of the change in the accrual for the nine periods ended September 30, 2001 are outlined in the following table:

2001 Activity

	Accrued			Accrued
	Costs as of		Change in	Costs as of
	December 31, 2000	Costs Paid	Estimate	September 30, 2001

(in thousands)
Lease termination and other real estate costs	$34,127	$(120)	$—	$34,007

Note: The accrued restructuring costs are included in Liabilities Subject to Compromise.

     Lease terminations and other real estate costs primarily consists of contractual rent payments. These amounts have been accrued according to the remaining leasehold obligations under Section 502(b)(6) of the Bankruptcy Code. Section 502(b)(6) limits a lessor’s claim to the rent reserved by such lease, without acceleration, to the greater of one year or 15 percent, not to exceed three years, of the remaining term of the lease. Any unpaid rent is included in the claim.

     As of September 30, 2001, leases remaining on locations closed in connection with the restructuring plans vary in length with expiration dates ranging from February 2002 to February 2020.

D. Liabilities Subject to Compromise

     “Liabilities Subject to Compromise” refers to liabilities incurred prior to the commencement of the Chapter 11 Cases. These liabilities consist primarily of amounts outstanding under long-term debt and also include accounts payable, accrued interest, accrued restructuring costs, and other accrued expenses. These amounts represent the Company’s estimate of known or potential claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments. Adjustments may result from (1) negotiations; (2) actions of the Bankruptcy Court; (3) further development with respect to disputed claims; (4) future rejection of additional executory contracts or unexpired leases; (5) the determination as to the value of any collateral securing claims; (6) proofs of claim; or (7) other events. Payment terms for these amounts, which are considered long-term liabilities at this time, will be established in connection with the Chapter 11 Cases.

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

     In mid-March 2001, the Company filed approximately 1,150 complaints seeking recovery of debit balances owed by third parties to the Company and preference payments made by the Company to third parties during the 90-day period prior to the Company’s filing for reorganization relief under Chapter 11 of the Bankruptcy Code. At September 30, 2001, the Company has settled approximately 128 of these debit balance and preference actions and received approximately $1.6 million in settlement payments.

     The principal categories of claims classified as Liabilities Subject to Compromise under reorganization proceedings are identified below.

	September 30,	October 1,	December 31,
	2001	2000	2000

	(in thousands)
Accounts payable	$198,522	$196,787	197,830

Accrued expenses	93,541	82,989	84,004

Accrued restructuring costs:

1997 Restructuring Plan	7,715	7,720	7,715

1999 Rationalization Plan	34,007	34,263	34,127

Long-term debt	408,470	419,464	416,710

Capitalized lease obligations	19,767	23,229	22,288

Total	$762,022	$764,452	$762,674

     Contractual interest expense not accrued or recorded on certain pre-petition debt totaled $7.0 million for each of the three periods ended September 30, 2001 and October 1, 2000, and $21.1 million for each of the nine periods ended September 30, 2001 and October 1, 2000.

E. Reorganization Items

     Expenses and income directly incurred or realized as a result of the Chapter 11 Cases have been segregated from the normal operations and are disclosed separately. The major components are as follows:

	Three Periods Ended	Three Periods Ended
	September 30, 2001	October 1, 2000

	(in thousands)
Professional fees and administrative items	$4,740	$8,243

(Gain) loss on disposal of assets	30	(2,439)

Store closing costs	—	473

Total reorganization items expense	$4,770	$6,277

	Nine Periods	Nine Periods
	Ended	Ended
	September 30, 2001	October 1, 2000

	(in thousands)
Professional fees and administrative items Store closing costs	$19,767	$25,889

(Gain) loss on disposal of assets	1,078	(2,361)

Store closing costs	21	4,237

Severance	1,032	9,423

Total reorganization items expense	$21,898	$37,188

     Professional fees and other administrative items:

     Professional fees and administrative items relate to legal, accounting and other professional costs directly attributable to the Chapter 11 Cases.

     (Gain) loss on disposal of assets:

     (Gain) loss on disposal of assets primarily consists of gains and losses associated with the sale of real property, the rejection of real estate leases and disposition of fixtures and equipment.

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

F. Borrowings

     This note contains information regarding the Company’s short-term borrowings and long-term debt as of September 30, 2001. As a result of the filing of the Chapter 11 Cases, no principal or interest payments were made on any pre-petition unsecured debt after March 15, 1999. Repayment terms for pre-petition unsecured debt must be set forth in a plan of reorganization and approved by the Bankruptcy Court.

     From March 29, 1999 through April 14, 2000, the Company had a 27-month, $750.0 million fully committed asset-based debtor-in-possession credit facility (the “DIP Facility”). The Bankruptcy Court approved the DIP Facility on an interim basis on March 29, 1999 and granted final approval on April 27, 1999. The DIP Facility included $100.0 million in term loans and up to a maximum of $650.0 million in revolving loans including a $200.0 million sub-facility for letters of credit. Interest rate spreads on the DIP Facility were LIBOR plus 2.25% on Eurodollar loans and Prime Rate plus 1.25% on Alternate Base Rate loans.

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

     On April 14, 2000, the Company entered into a four year, $600.0 million fully committed asset-based debtor-in-possession and emergence credit facility (the “DIP to Exit Facility”) which replaced the DIP Facility. The Bankruptcy Court approved the DIP to Exit Facility on April 4, 2000. The DIP to Exit Facility matures on April 14, 2004, and includes $60.0 million in term loans and up to a maximum of $540.0 million in revolving loans including a $150.0 million sub-facility for letters of credit. Interest rate spreads on the DIP to Exit Facility were initially LIBOR plus 2.50% on Eurodollar loans and Prime Rate plus 0.75% on Alternate Base Rate loans. Beginning with the second quarter of 2001, these spreads are subject to quarterly adjustment pursuant to a pricing grid based on availability and financial performance, with ranges of 200 to 275 basis points over LIBOR and 25 to 100 basis points over Prime Rate. Short-term borrowings outstanding under the revolver of the DIP to Exit Facility were $231.3 million as of September 30, 2001. Outstanding borrowings under the term loan of the DIP to Exit Facility were $60.0 million as of September 30, 2001. Short-term borrowings outstanding under the revolver of the DIP to Exit Facility were $139.5 million as of October 1, 2000. Outstanding borrowings under the term loan of the DIP to Exit Facility were $60.0 million as of October 1, 2000. There is a commitment fee of 0.375% on the undrawn portion of the revolving loans under the DIP to Exit Facility.

     Borrowings under the DIP to Exit Facility are secured by all material unencumbered assets of the Company and its subsidiaries, including inventory, but excluding previously mortgaged property. Borrowings under the DIP to Exit Facility are limited based on a borrowing base formula, which considers eligible inventories, eligible accounts receivable, mortgage values on eligible real properties, eligible leasehold interests, available cash equivalents and in-transit cash. Availability under the DIP to Exit Facility is subject to periodic adjustment as a result of borrowing base changes, changes in borrowings outstanding and advance rate changes. In November 2001, the Company received notice of a reduction in the seasonal inventory advance rate from 75% to 73% from November 16, 2001 through December 15, 2001. The inventory advance rate remains subject to further modification which may adversely affect the Company’s availability under the DIP to Exit Facility. Availability under the facility continues unless the Company breaches the financial covenants for the DIP to Exit Facility. As of September 30, 2001, the Company was in compliance with the financial covenants under the DIP to Exit Facility. The ability of the Company to meet the financial covenants is subject to various risks and uncertainties.

     Conversion of the DIP to Exit Facility to an exit facility to fund the Company’s anticipated emergence from Chapter 11 is subject to closing conditions, including the collateral and administrative agent’s reasonable satisfaction with the Company’s capital structure, plan of reorganization and any materially revised projections, as well as the achievement by the Company of a specified trailing 12-month earnings level (which varies depending on time of exit) and certain minimum availability (which varies from $50.0 to $100.0 million depending on the time of exit.) In order to convert the DIP to Exit Facility to an exit facility based on its results of operations in 2001, the Company must achieve $50.0 million in Continuing EBITDAR as defined in the DIP to Exit facility. This exit covenant was negotiated prior to the events of September 11, 2001. Due in part to the aftermath of September 11, 2001 and a soft retail environment for the goods sold by the Company, the Company expects its financial performance will be materially below $50.0 million in Continuing EBITDAR. The Company is negotiating with its lenders with respect to its exit covenants as well as for supplemental financing. There can be no assurance such negotiations will result in modifications to the exit covenants or in supplemental financing or that the Company can obtain alternative exit financing.

     There can be no assurance that the Company will be able to access liquidity from the DIP to Exit Facility, the vendor credit facility or from any other source, or obtain trade credit and terms from vendors, or that any such liquidity will be sufficient to meet the Company’s needs. Moreover, there can be no assurance that the Company will exit Chapter 11 or be able to convert the DIP to Exit Facility to an exit facility or be able to obtain alternative exit financing. See “–Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.”

G. Earnings (Loss) Per Share

     Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the reported period. Diluted net earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period plus incremental shares that would have been outstanding upon the assumed vesting of dilutive restricted stock and the assumed exercise of dilutive stock options. For the three and nine periods ended September 30, 2001 and October 1, 2000 all outstanding restricted stock and stock options are considered anti-dilutive.

H. Benefit Plans

     The Company is considering various options with respect to its Executive Security Plan and its Savings and Investment Plan, which may include reinstatement, amendments, termination or substitution of such plans, among other things. As a result of negotiations between the Company and the Executive Security Plan Committee, the Company, on November 9, 2001, filed a motion with the Bankruptcy Court to allow claims of certain participants under the Executive Security Plan.

     On January 23, 2001, the Bankruptcy Court issued an order authorizing the Company to take all steps necessary and appropriate to effectuate the termination of the Company’s Restated Retirement Plan and to implement procedures for distributions thereunder.

I. Other Commitments and Contingencies

     On January 28, 1997, the Company and Service Credit Corp. (the “Subsidiary”), a wholly-owned subsidiary, entered into an agreement with World Financial Network National Bank (“WFNNB”) for the purpose of providing a private label credit card to the Company’s customers. The contract required the Subsidiary to maintain a 3.0% credit risk reserve for the outstanding balances, which were owned by WFNNB. The purpose of this reserve was to offset future potential negative spreads and portfolio losses. The negative spreads or losses could have resulted from potential increased reimbursable contractual program costs. The 3.0% credit risk reserve was held by the Subsidiary, which is not in Chapter 11, in the form of cash and cash-equivalents. On April 28, 1999, WFNNB advised the Company that WFNNB had projected that such portfolio losses and negative spreads would be at least approximately $9.0 million. Pending confirmation of the accuracy of WFNNB’s projection and a resolution of the Company’s rights and remedies, the Company made provision for such potential liability during fiscal 1999 by maintaining an allowance on the 3.0% credit risk reserve of $9.0 million.

     On July 16, 1999, the Company filed a complaint against WFNNB in the Bankruptcy Court alleging, among other things, breach of contract and violation of the automatic stay provisions of the Bankruptcy Code by WFNNB with respect to and in connection with the January 1997 private label credit card program agreement between the Company, the Subsidiary and WFNNB (the “World Financial Agreement”). Under the World Financial Agreement, a program was established pursuant to which, among other things, WFNNB agreed to issue credit cards to qualifying Company customers for the purchase of goods and services from the Company. On September 25, 2001, the Bankruptcy Court approved a settlement among the Company, WFNNB and certain of their respective affiliates whereby all litigation among the parties was dismissed, WFNNB’s claim against the

Company was withdrawn, and the credit risk reserve was released to the Subsidiary and the Company.

     The Company was involved in litigation, investigations and various legal matters during the nine periods ended September 30, 2001, which are being defended and handled in the ordinary course of business. While the ultimate results of these matters cannot be determined or predicted, management believes that they will not have a material adverse effect on the Company’s results of operations or financial position. Any potential liability may be affected by the Chapter 11 Cases.

J. Segment Reporting

     The Company manages its business on the basis of one reportable segment. As of September 30, 2001, all of the Company’s operations were located within the United States. The following data is presented in accordance with SFAS No. 131 for all periods presented.

Classes of Similar Products:	Three periods ended		Nine periods ended

	September 30, 2001	October 1, 2000	September 30, 2001	October 1, 2000

Net Sales (in thousands):

Home products	$89,189	$165,782	$318,856	$652,636

Jewelry	89,759	108,556	317,791	382,279

Total Net Sales	$178,948	$274,338	$636,647	$1,034,915

     The decline in home products sales was primarily due to the inclusion in October 1, 2000 sales of certain categories including electronics, toys and sporting goods that were discontinued in fiscal 2000.

     The decline in jewelry products is primarily due to a weak economic environment and cross shop loss from exiting of certain home product categories.

K. Other Comprehensive Loss

     As part of the Company’s risk management program, the Company uses interest rate swap agreements. The Company does not hold or issue derivative financial instruments for trading purposes.

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The adoption of SFAS No. 133 on January 1, 2001, did not have a material impact on results of operations but resulted in the cumulative effect of an accounting change of $1.6 million being recognized as expense in other comprehensive income.

     The Company entered into interest rate swap agreements to reduce the impact of potential increases on floating rate debt. The interest rate swaps vary in notional amount from $110 million to $155 million and expire January 2, 2002. The Company accounts for the interest rate swaps as cash flow hedges whereby the fair values of the interest rate swaps are reflected as liabilities in the accompanying consolidated balance sheet with the offset, net of any hedge ineffectiveness (which is not material) recorded as interest expense, to other comprehensive loss. The fair values of the interest rate swaps was $(1.9) million as of September 30, 2001. As interest expense on the underlying hedged debt is recognized, corresponding amounts are removed from other comprehensive income and charged to interest expense. The balance in other comprehensive income related to derivative instruments as of September 30, 2001 is expected to be recognized in earnings over the next three months.

     The following table summarizes activity in other comprehensive income related to derivatives classified as cash flow hedges held by the Company during the period January 1 (the date of the Company’s adoption of SFAS No. 133) through September 30, 2001:

	Three Periods	Nine Periods
	Ended	Ended
	September 30, 2001	September 30, 2001

	(in thousands)
Accumulated derivative loss included in other comprehensive income at the beginning of the period, net	$(2,545)	$—

Cumulative effect of adopting SFAS 133 as of January 1, 2001, net	—	(1,606)

(Gains)/losses reclassified into earnings from other comprehensive income, net	1,086	2,153

Change in fair value of derivatives, net	(482)	(2,488)

Accumulated derivative loss included in other comprehensive income at the end of the period, net	$(1,941)	$(1,941)

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

     For comparative purposes, interim balance sheets are more meaningful when compared to the balance sheets at the same point in time of the prior year. Comparisons to balance sheets of the most recent fiscal year end may not be meaningful due to the seasonal nature of the Company’s business.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

     This report includes certain forward-looking statements (any statement other than those made solely with respect to historical fact) based upon management’s beliefs, as well as assumptions made by and data currently available to management. This information has been, or in the future may be, included in reliance on the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on a variety of assumptions that may not be realized and are subject to significant business, economic, judicial and competitive uncertainties and potential contingencies, including those set forth below, many of which are beyond the Company’s control. Actual results may differ materially from those anticipated in any such forward-looking statements. The Company undertakes no obligation to update or revise any such forward-looking statements.

     The forward-looking statements and the Company’s liquidity, capital resources and results of operations are subject to a number of risks and uncertainties including, but not limited to, the following: the ability of the Company to continue as a going concern; the ability of the Company to operate pursuant to the terms of and access liquidity from the DIP to Exit Facility; the ability of the Company to convert the DIP to Exit Facility to an exit facility or to obtain an alternative exit facility to provide financing upon its anticipated emergence from Chapter 11; the ability of the Company to develop, prosecute, confirm and consummate on a timely basis one or more plans of reorganization with respect to the Chapter 11 Cases and to exit Chapter 11; trends in the economy as a whole and the events of September 11, 2001 which are negatively affecting consumer confidence and consumer demand for the types of goods sold by the Company; the ability of the Company to successfully implement the 2001 Business Plan initiatives; risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert the Company’s cases to Chapter 7 cases; the ability of the Company to reduce its workforce and related expenses and to achieve anticipated cost savings; the ability of the Company to obtain trade credit and shipments and terms with vendors and service providers for current orders; the ability of the Company to sublease successfully additional portions of its real estate and to consummate the sale/leaseback of its headquarters; the successful consolidation of its distribution centers; the ability of the Company to access liquidity from the DIP to Exit Facility upon its anticipated emergence from Chapter 11; adverse developments with respect to the Company’s liquidity or results of operations; the impact of additional store closings and related inventory liquidations, cost cutting measures, and additional inventory, logistics, and staffing rationalizations; competitive pressures from other retailers, including specialty retailers and discount stores, which may affect the nature and viability of the Company’s business strategy; the seasonal nature of the Company’s business and the ability of the Company to predict consumer demand as a whole, as well as demand for specific goods; the ability to fund and execute its business plan; the ability of the Company to attract, retain and compensate key executives and associates; the ability of the Company to attract and retain customers; potential adverse publicity; and uncertainties regarding real estate occupancy and development costs, including the substantial fixed investment costs associated with opening, maintaining or closing a Company store.

Overview

     The Company, with 218 stores in 31 states at September 30, 2001, is one of the nation’s largest retailers of jewelry and offers a selection of brand-name home products and other product lines. During the year ended December 31, 2000 (“fiscal 2000”), the Company repositioned its product offerings to focus on value pricing and a broad selection of jewelry and home products. These remerchandising efforts were based on perceived customer expectations of entry level price points and a large selection within each product assortment. The Company also revised its media strategy during fiscal 2000 to employ TV, radio and print (including a seasonal sourcebook) campaigns in a coordinated effort to build awareness, prospect for new customers and drive customer traffic.

     On February 21, 2000, the Company’s Board of Directors approved its 2000 Business Plan, which emphasized: (i) an expansion of jewelry and jewelry related products; (ii) an exit of certain unprofitable home good categories; (iii) the reducing of selling and warehouse spaces within the Company’s stores to adjust for the new merchandise mix, which allows for potential subleasing of excess space; and (iv) cost saving initiatives. The 2001 Business Plan advances the initiatives of the 2000 Business Plan and refines the business model to include: focusing on the Company’s core competency in jewelry; refining home assortments and jewelry merchandising; developing a “key item” program; advertising with an emphasis on quality, value and assortment; aligning sublease and remodel programs; consolidating space at the corporate headquarters; reconfiguring the jewelry repair organization; and implementing initiatives to reduce the Company’s corporate staffing levels and overall expense structure. The execution and success of the Company’s business plan is subject to numerous known and unknown risks and uncertainties. See “–Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995.”

Proceedings Under Chapter 11 of the Bankruptcy Code

     On March 15, 1999, five of the Company’s vendors filed an involuntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Tennessee seeking court supervision of the Company’s restructuring efforts. On March 27, 1999, the Debtors filed voluntary petitions with the Bankruptcy Court for reorganization under Chapter 11 and orders for relief were entered by the Bankruptcy Court. The Chapter 11 Cases have been consolidated for the purpose of joint administration under Case No. 399-02649. The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code.

     Actions to collect pre-petition indebtedness are stayed and other contractual obligations against the Debtors may not be enforced. In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts, including lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Bankruptcy Court. Although the Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy in 2002, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan(s) will be consummated. As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to submit a plan of reorganization for 120 days. On May 25, 1999, the Bankruptcy Court extended the period in which the Company had the exclusive right to file or advance a plan of reorganization to February 29, 2000. On February 2, 2000, the Bankruptcy Court extended the period in which the Company had the exclusive right to file or advance a plan of reorganization to April 30, 2001 and extended the right to solicit acceptance of its plan to June 30, 2001. On February 27, 2001, the Bankruptcy Court again extended the period in which the Company has the exclusive right to file or advance a plan of reorganization until January 31, 2002, and extended the Company’s right to solicit acceptances of its plan until April 1, 2002. If the Debtors fail to file a plan of reorganization during such period or if such plan is not accepted by the required number of creditors and equity holders, any party in interest may subsequently file its own plan of reorganization for the Debtors. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court, which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met.

     The plan or plans currently being considered by the Company involve a debt conversion of the Company’s pre-petition unsecured claims into new common equity of the reorganized company. Under such circumstances the existing common stock of the Company would be cancelled and would result in existing holders of the common stock receiving no value for their interests. The Company believes the value of the common stock is highly speculative since it is highly probable that it will be cancelled, and therefore, will be worthless if the expected plan of reorganization is consummated.

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

     On April 14, 2000, the Company entered into the DIP to Exit Facility, a four year, $600.0 million fully committed asset-based debtor-in-possession and emergence credit facility, which replaced the DIP Facility. The Bankruptcy Court approved the DIP to Exit Facility on April 4, 2000. The DIP to Exit Facility matures on April 14, 2004, and includes $60.0 million in term loans and up to a maximum of $540.0 million in revolving loans including a $150.0 million sub-facility for letters of credit. Interest rate spreads on the DIP to Exit Facility were initially LIBOR plus 2.50% on Eurodollar loans and Prime Rate plus 0.75% on Alternate Base Rate loans. Beginning with the second quarter of 2001, these spreads are subject to quarterly adjustment pursuant to a pricing grid based on availability and financial performance, with ranges of 200 to 275 basis points over LIBOR and 25 to 100 basis points over prime rate. Short-term borrowings outstanding under the revolver of the DIP to Exit Facility were $231.3 million as of September 30, 2001. Outstanding borrowings under the term loan of the DIP to

Exit Facility were $60.0 million as of September 30, 2001. Short-term borrowings under the revolver of the DIP to Exit Facility were $139.5 million as of October 1, 2000. Outstanding borrowings under the term loan of the DIP to Exit Facility were $60.0 million as of October 1, 2000. There is a commitment fee of 0.375% on the undrawn portion of the revolving loans under the DIP to Exit Facility.

     Borrowings under the DIP to Exit Facility are secured by all material unencumbered assets of the Company and its subsidiaries, including inventory, but excluding previously mortgaged property. Borrowings under the DIP to Exit Facility are limited based on a borrowing base formula, which considers eligible inventories, eligible accounts receivable, mortgage values on eligible real properties, eligible leasehold interests, available cash equivalents and in-transit cash. Availability under the DIP to Exit Facility is subject to periodic adjustment as a result of borrowing base changes, changes in borrowings outstanding and advance rate changes. In November 2001, the Company received notice of a reduction in the seasonal inventory advance rate from 75% to 73% from November 16, 2001 through December 15, 2001. The inventory advance rate remains subject to further modification which may adversely affect the Company’s availability under the DIP to Exit Facility. Availability under the facility continues unless the Company breaches the financial covenants for the DIP to Exit Facility. As of September 30, 2001, the Company was in compliance with the financial covenants under the DIP to Exit Facility. The ability of the Company to meet the financial covenants is subject to various risks and uncertainties.

     Conversion of the DIP to Exit Facility to an exit facility to fund the Company’s anticipated emergence from Chapter 11 is subject to closing conditions, including the collateral and administrative agent’s reasonable satisfaction with the Company’s capital structure, plan of reorganization and any materially revised projections, as well as the achievement by the Company of a specified trailing 12-month earnings level (which varies depending on time of exit) and certain minimum availability (which varies from $50.0 to $100.0 million depending on the time of exit.) In order to convert the DIP to Exit Facility to an exit facility based on its results of operations in 2001, the Company must achieve $50.0 million in Continuing EBITDAR as defined in the DIP to Exit facility. This exit covenant was negotiated prior to the events of September 11, 2001. Due in part to the aftermath of September 11, 2001 and a soft retail environment for the goods sold by the Company, the Company expects its financial performance will be materially below $50.0 million in Continuing EBITDAR. The Company is negotiating with its lenders with respect to its exit covenants as well as for supplemental financing. There can be no assurance such negotiations will result in modifications to the exit covenants or in supplemental financing or that the Company can obtain alternative exit financing.

     There can be no assurance that the Company will be able to access liquidity from the DIP to Exit Facility, the vendor credit facility or from any other source, or obtain trade credit and terms from vendors, or that any such liquidity will be sufficient to meet the Company’s needs. Moreover, there can be no assurance that the Company will exit Chapter 11 or be able to convert the DIP to Exit Facility to an exit facility or be able to obtain altenative exit financing. See “–Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.”

     The Company’s Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The Company’s recent losses and the Chapter 11 Cases (defined herein) raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis are dependent upon, among other things, (i) the Company’s ability to comply with the DIP to Exit Facility, (ii) the Company’s ability to revise and implement its business plan, (iii) confirmation of a plan of reorganization under the Bankruptcy Code, (iv) the Company’s ability to achieve profitable operations after such confirmation, and (v) the Company’s ability to generate sufficient cash from operations to meet its obligations. As a result of the filing of the Chapter 11 Cases and related circumstances, realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the Consolidated Financial Statements. Further, a plan or plans of reorganization could materially change the amounts reported in the accompanying Consolidated Financial Statements. The Consolidated Financial

Statements do not include any adjustments relating to recoverability of the value of recorded asset amounts or the amounts and classification of liabilities that might be necessary as a consequence of a plan of reorganization.

     At this time, it is not possible to predict the outcome of the Chapter 11 Cases or their effect on the Company’s business. Additional information regarding the Chapter 11 Cases is set forth in Note B of Notes to Consolidated Financial Statements. If it is determined that the liabilities subject to compromise in the Chapter 11 Cases exceed the fair value of the assets available therefor, unsecured claims may be satisfied at less than 100% of their face value and the equity interests of the Company’s current shareholders may have no value.

2001 Business Plan

     In February 2001, the Company’s Board of Directors approved its 2001 Business Plan. The 2001 Business Plan initiatives include: focusing on the Company’s core competency in jewelry; refining home assortments and jewelry merchandising; developing a “key item” program; advertising with an emphasis on quality, value and assortment; aligning sublease and remodel programs; consolidating space at the corporate headquarters; reconfiguring the jewelry repair organization; and implementing initiatives to reduce the Company’s corporate staffing levels and overall expense structure. Approximately 1,750 full time positions, including 1,630 positions in the store and field organizations and approximately 120 positions at the corporate office, were eliminated in January 2001. The execution and success of the Company’s business plan is subject to numerous known and unknown risks and uncertainties and has been adversely affected by the events of September 11, 2001 and the continuing softening of the retail environment. See “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995.”

Results of Operations

Three Periods Ended September 30, 2001 Compared to Three Periods Ended October 1, 2000

     The line item “Exiting categories and closed facilities” represents activity specifically identifiable to closed facilities and inventory liquidations conducted in conjunction with the Company’s 2000 and 2001 Business Plans. Prior year amounts reflect operating results for these same facilities and merchandise classifications. Selling, general and administrative expenses for closed facilities do not include any allocation of corporate overhead.

     The Company’s business is highly seasonal with a significant portion of its sales occurring in the fourth quarter. Fourth quarter net sales accounted for 33.2% and 37.5% of total net sales in fiscal 2000 and 1999, respectively.

Net Sales

     Net sales for the Company were $178.9 million for the three periods ended September 30, 2001 compared to $274.3 million for the three periods ended October 1, 2000. The decline in net sales was primarily due to the increased restructuring and remerchandising activities in fiscal 2000, cross shop loss from exiting of certain home product categories and a weak economic environment.

     Net sales from operations excluding exiting categories and closed facilities were $178.9 million for the three periods ended September 30, 2001 compared to $225.4 million for the three periods ended October 1, 2000. Comparable store sales for jewelry were down 16.3% and home products comparable store sales were down 28.0% compared to the three periods ended October 1, 2000. The jewelry comparable stores sales decrease was led by declines in special events, watches/accessories and diamonds/stones. The home products comparable store sales performance was driven by declines in personal care, photo, and housewares. The Company believes that the decline in net sales was primarily due to cross shop loss from exiting of certain home good categories and a weak economic environment.

     There were no net sales from exiting categories and closed facilities for the three periods ended September 30, 2001 compared to $48.9 million for the three periods ended October 1, 2000. Sales from exiting categories and closed facilities decreased primarily due to the fact that the three periods ended October 1, 2000 reflects the sales of discontinued product lines that were primarily completed by December 31, 2000.

Gross Margin

     Gross margin was $36.3 million for the three periods ended September 30, 2001 as compared to $46.0 million for the three periods ended October 1, 2000. The decrease in gross margin was primarily due to a decrease in sales.

     Gross margin after costs and expenses and excluding exiting categories and closed facilities was $36.3 million or 20.3% of net sales for the three periods ended September 30, 2001, compared to $58.0 million or 25.7% of net sales for the three periods ended October 1, 2000. The margin decrease was primarily due to a decrease in sales with approximately the same occupancy costs as the prior year.

     There was no gross loss after costs and expenses for exiting categories and closed facilities for the three periods ended September 30, 2001 compared to $(12.1) million for the three periods ended October 1, 2000. The margin increase was primarily due to the fact that the three periods ended October 1, 2000 reflects the sales of discontinued product lines that were primarily completed by December 31, 2000.

Selling, General and Administrative Expenses (Income)

     Selling, general and administrative expenses declined $58.2 million in the three periods ended September 30, 2001 to $36.3 million from $94.5 million in the three periods ended October 1, 2000. The decline was primarily due to the settlement of the disputes related to the credit card agreement with World Financial Network National Bank (WFNNB) that resulted in a $21.7 million positive impact to selling, general and administrative expenses along with store closures, corporate downsizing and overhead reduction efforts.

     Selling, general and administrative expenses were $55.2 million or 30.8% of net sales from operations excluding exiting categories and closed facilities for the three periods ended September 30, 2001 compared to $73.5 million or 32.6% of net sales from operations excluding exiting categories and closed facilities for the three periods ended October 1, 2000. The decrease in expenses was attributable to a decrease in employment costs and other selling, general and administrative expenses primarily due to the corporate downsizing and overhead reduction efforts.

     Selling, general and administrative expenses (income) for exiting categories and closed facilities were $(18.9) million for the three periods ended September 30, 2001 compared to $21.0 million for the three periods ended October 1, 2000. The decrease in expenses was attributable to the settlement of disputes related to the credit card agreement with World Financial Network National Bank (WFNNB) that resulted in a $21.7 million positive impact to selling, general and administrative expenses along with decreases in employment costs and other selling, general and administrative expenses primarily due to store closures.

Other Expense (Income), net

     The net (gain) loss on dispositions of property and leases recorded for the three periods ended September 30, 2001 was four thousand, as compared to $(1.5) million for the three periods ended October 1, 2000. The gain for the three periods ended October 1, 2000 included amounts realized from the completion of one leased auction property.

Depreciation and Amortization

     Depreciation and amortization on owned and leased property and equipment was $10.1 million for the three periods ended September 30, 2001 as compared to $9.6 million for the three periods ended October 1, 2000. The increase was primarily attributable to fixture additions for the remodeled stores.

Interest Expense

     Interest expense for the three periods ended September 30, 2001 was $10.2 million as compared to $9.1 million for the three periods ended October 1, 2000. The increase in interest expense primarily relates to higher average borrowings and the unfavorable interest rate spread between the fixed and floating rate.

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

Nine periods Ended September 30, 2001 Compared to Nine Periods Ended October 1, 2000

Net Sales

     Net sales for the Company were $636.6 million for the first nine periods of 2001 compared to $1,034.9 million for the first nine periods of 2000. The decline in net sales was primarily due to the increased restructuring and remerchandising activities in fiscal 2000, cross shop loss from exiting of certain home product categories and a weak economic environment.

     Net sales from operations excluding exiting categories and closed facilities were $636.6 million for the first nine periods of 2001 compared to $842.9 million for the first nine periods of 2000. Comparable store sales for jewelry were down 15.9% and comparable store sales for home products was down 24.1% as compared to the first nine periods of 2000. The jewelry comparable store sales decrease was driven by declines in special events, watches/accessories and diamond/stones. The home products comparable sales decrease was driven by declines in personal care, photo and housewares. The Company believes that the decline in net sales was primarily due to cross shop loss from exiting of certain home product categories and a weak economic environment.

     Net sales from exiting categories and closed facilities were $0.05 million for the first nine periods of 2001 compared to $192.0 million for the first nine periods of 2000. Sales from exiting categories and closed facilities decreased primarily due to the fact that the first nine periods of 2000 reflects the sales of discontinued product lines that were primarily completed by December 31, 2000 and were not reflected in the first nine periods of 2001.

Gross Margin

     Gross margin was $166.5 million for the first nine periods of 2001 compared to $214.4 million in the first nine periods of 2000. The decrease was primarily due to a $398.3 million decline in sales, partially offset by a $350.3 million decrease in cost of goods sold.

     Gross margin after costs and expenses and excluding exiting categories and closed facilities was $167.0 million or 26.2% of net sales for the first nine periods of 2001, compared to $234.0 million or 27.8% of net sales for the first nine periods of 2000. The margin decrease was primarily due to decreased sales.

     Gross (loss) after costs and expenses for exiting categories and closed facilities was $(0.4) million, compared to $(19.6) million for the first nine periods of 2000. The margin increase was primarily a result of decreased inventory clearance sales for the first nine periods of 2001.

Selling General and Administrative

     Selling, general and administrative expenses decreased $135.9 million in the first nine periods of 2001, to $187.4 million from $323.3 million in the first nine periods of 2000. The decline was primarily due to the settlement of disputes related to the credit card agreement with World Financial Network National Bank (WFNNB) that resulted in a $21.7 million positive impact to selling, general and administrative expenses along with store closures, corporate downsizing and overhead reduction efforts.

     Selling, general and administrative expenses were $200.7 million or 31.5% of net sales from operations excluding exiting categories and closed facilities for the first nine periods of 2001, compared to $244.0 million or 29.0% of net sales from operations excluding exiting categories and closed facilities for the first nine periods of 2000. The decrease in expenses was attributable to a decrease in employment costs and other selling, general and administrative expenses primarily due to corporate downsizing and overhead reduction efforts.

     Selling, general and administrative expenses for exiting categories and closed facilities were $(13.3) million for the first nine periods of 2001, compared to $79.2 million for the first nine periods of 2000. The decrease in expenses was attributable to the settlement of disputes related to the credit card agreement with World Financial Network National Bank (WFNNB) that resulted in a $21.7 million positive impact to selling, general and administrative expenses along with decreases in employment costs and other selling, general and administrative expenses primarily due to store closures.

Other (Income) Expense, net

     The net (gain) loss on dispositions of property and leases recorded for the first nine periods of 2001 was $1.4 million, as compared to $(14.8) million in 2000. The loss for the first nine periods of 2001 is primarily related to the disposition of corporate fixtures, compared to a gain in the first nine periods of 2000 for amounts realized from the completion of the auction property sale of 10 owned and 13 leased properties and the sale of the New York distribution center.

Depreciation and Amortization

     Depreciation and amortization on owned and leased property and equipment was $31.1 million for the first nine periods of 2001 as compared to $29.4 million for the first nine periods of 2000. The increase was primarily attributable to new fixtures for remodeled stores.

Interest Expense

     Interest expense for the first nine periods of 2001 was $31.1 million as compared to $29.6 million for the first nine periods of 2000. Interest expense increased due to higher average borrowings and the unfavorable interest rate spread between the fixed and floating rate.

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

Restructuring Plan

     On March 25, 1997, the Company adopted the Restructuring Plan to close up to 60 under performing stores and one distribution center. As a result, a pre-tax charge of $129.5 million for restructuring costs was recorded in the first quarter of fiscal 1997. The remaining components of the restructuring charge accrual and an analysis of the change in the accrual for the nine periods ended September 30, 2001 are outlined in the following table:

2001 Activity

	Accrued			Accrued
	Restructuring			Restructuring
	Costs as of	Restructuring	Change in	Costs as of
	December 31, 2000	Costs Paid	Estimate	September 30, 2001

(in thousands)
Lease termination and other real estate costs	$7,715	$—	$—	$7,715

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

     Lease terminations and other real estate costs primarily consist of contractual rent payments and other real estate costs. These amounts have been accrued according to the remaining leasehold obligations under Section 502(b)(6) of the Bankruptcy Code. Section 502(b)(6) limits a lessor’s claim to the rent reserved by such lease, without acceleration, to the greater of one year or 15 percent, not to exceed three years, of the remaining term of the lease. Any unpaid rent is included in the claim.

Rationalization Plan

     In February 1999, the Company announced its Rationalization Plan to close up to 132 stores, up to four distribution centers and to reduce corporate overhead. On March 8, 1999, as part of the Rationalization Plan and prior to the filing of the involuntary bankruptcy petition, the Board of Directors approved the adoption of a business restructuring plan to close 106 stores, to close the Dallas, Texas distribution center and to reduce the Company’s workforce at its Nashville, Tennessee corporate offices by 150 employees. As a result, a pre-tax charge of $99.5 million for restructuring costs was recorded in the first quarter of 1999. On March 29, 1999 in connection with the Chapter 11 Cases, store leases under this plan were approved for rejection by the Bankruptcy Court. The remaining components of the restructuring charge accrual and an analysis of the change in the accrual for the first nine periods of September 30, 2001 are outlined in the following table:

2001 Activity

	Accrued			Accrued
	Costs as of		Change in	Costs as of
	December 31, 2000	Costs Paid	Estimate	September 30, 2001

(in thousands)
Lease termination and other real estate costs	$34,127	$(120)	$—	$34,007

Note: The accrued restructuring costs are included in Liabilities Subject to Compromise.

     Lease terminations and other real estate costs primarily consists of contractual rent payments. These amounts have been accrued according to the remaining leasehold obligations under Section 502(b)(6) of the

Bankruptcy Code. Section 502(b)(6) limits a lessor’s claim to the rent reserved by such lease, without acceleration, to the greater of one year or 15 percent, not to exceed three years, of the remaining term of the lease. Any unpaid rent is included in the claim.

     As of September 30, 2001, leases remaining on locations closed in connection with the restructuring plans vary in length with expiration dates ranging from February 2002 to February 2020.

Liquidity and Capital Resources

     On March 27, 1999, the Debtors filed the Chapter 11 Cases, which affect the Company’s liquidity and capital resources. See Note B “Proceedings Under Chapter 11 of the Bankruptcy Code.”

     Availability under the DIP to Exit Facility, trade credit and terms from vendors provided the resources required to support operations, seasonal working capital requirements and capital expenditures during the nine periods ended September 30, 2001. The Company’s business is highly seasonal with the Company’s inventory investment and related short-term borrowing requirements reaching a peak prior to the Christmas season. Historically, positive cash flow from operations has been generated principally in the latter part of the fourth quarter of each fiscal year, in line with the seasonal nature of the Company’s business.

     In February 2001, the Company entered into a three year, $35 million unsecured vendor credit facility with Tyco which calls for extending up to 60 day terms to vendors. As of September 30, 2001, outstanding approvals and amounts owing under this facility totaled $12.8 million.

     Net cash used by operations was $141.2 million for nine periods ended September 30, 2001 as compared to $65.8 million for nine periods ended October 1, 2000. The increase in net cash used by operations was the result of the settlement of disputes related to the credit card agreement with World Financial Network National Bank (WFNNB) and higher proceeds from liquidation of exiting merchandise categories in the nine periods ended October 1, 2000.

     Net cash used by investing activities was $4.2 million for the first nine periods of September 30, 2001 and $(17.0) million for the first nine periods of October 1, 2000. Cash used by investing activities for the first nine periods of September 30, 2001 and October 1, 2000 resulted primarily from capital expenditures partially offset by proceeds from the sale of real estate.

     Net cash provided by financing activities was $131.3 million for the nine periods ended September 30, 2001 and $43.6 million for the nine periods ended October 1, 2000. For the nine periods ended September 30, 2001, cash provided by financing activities reflected a $142.2 million net increase in short-term borrowings. For the nine periods ended October 1, 2000, cash provided by financing activities reflected a $96.5 million net increase in short-term borrowings, offset by repayments of long-term debt.

Capital Expenditures

     Capital expenditures for the nine periods ended September 30, 2001 and October 1, 2000, respectively, related primarily to store remodeling and preparing the stores for subleasing.

     To fund capital expenditures in 2001, the DIP to Exit Facility permits capital expenditures up to $105.9 million. Planned capital expenditures for fiscal 2001 are expected to be approximately $19.6 million and are expected to be directed primarily to store remodels, capital maintenance and information systems improvements. The Company expects to fund these planned expenditures primarily with borrowings under the DIP to Exit Facility.

Capital Structure

     The Company’s principal sources of liquidity during the nine periods ended September 30, 2001 and October 1, 2000 were borrowings under the DIP to Exit Facility. At September 30, 2001, the Company had $231.3 million in revolving loans outstanding under the DIP to Exit Facility. The Company had $139.5 million in revolving loans outstanding under the DIP to Exit Facility on October 1, 2000.

     Average short-term borrowings for the nine periods ended September 30, 2001 increased to $185.6 million compared to $96.8 million for the nine periods ended October 1, 2000, due primarily to a decline in sales from liquidations of merchandise in toys, electronics and sporting goods categories and a decline in sales of property and equipment. Short-term borrowings under the revolver portion of the DIP to Exit Facility reached a maximum of $240.3 million during the nine periods ended September 30, 2001 as compared to short-term borrowings under the revolver portions of the DIP to Exit Facility of $176.3 million during the nine periods ended October 1, 2000.

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

     Borrowings under the DIP to Exit Facility are secured by all material unencumbered assets of the Company and its subsidiaries, including inventory, but excluding previously mortgaged property. Borrowings under the DIP to Exit Facility are limited based on a borrowing base formula, which considers eligible inventories, eligible accounts receivable, mortgage values on eligible real properties, eligible leasehold interests, available cash equivalents and in-transit cash. Availability under the DIP to Exit Facility is subject to periodic adjustment as a result of borrowing base changes, changes in borrowings outstanding and advance rate changes. In November 2001, the Company received notice of a reduction in the seasonal inventory advance rate from 75% to 73% from November 16, 2001 through December 15, 2001. The inventory advance rate remains subject to further modification which may adversely affect the Company’s availability under the DIP to Exit Facility. Availability under the facility continues unless the Company breaches the financial covenants for the DIP to Exit Facility. As of September 30, 2001, the Company was in compliance with the financial covenants under the DIP to Exit Facility. The ability of the Company to meet the financial covenants is subject to various risks and uncertainties.

     Conversion of the DIP to Exit Facility to an exit facility to fund the Company’s anticipated emergence from Chapter 11 is subject to closing conditions, including the collateral and administrative agent’s reasonable satisfaction with the Company’s capital structure, plan of reorganization and any materially revised projections, as well as the achievement by the Company of a specified trailing 12-month earnings level (which varies depending on time of exit) and certain minimum availability (which varies from $50.0 to $100.0 million depending on the time of exit.) In order to convert the DIP to Exit Facility to an exit facility based on its results of operations in 2001, the Company must achieve $50.0 million in Continuing EBITDAR as defined in the DIP to Exit facility. This exit covenant was negotiated prior to the events of September 11, 2001. Due in part to the aftermath of September 11, 2001 and a soft retail environment for the goods sold by the Company, the Company expects its financial performance will be materially below $50.0 million in Continuing EBITDAR. The Company is negotiating with its lenders with respect to its exit covenants as well as for supplemental financing. There can be no assurance such negotiations will result in modifications to the exit covenants or in supplemental financing or that the Company can obtain alternative exit financing.

     There can be no assurance that the Company will be able to access liquidity from the DIP to Exit Facility, the vendor credit facility or from any other source, or obtain trade credit and terms from vendors, or that any such liquidity will be sufficient to meet the Company’s needs. Moreover, there can be no assurance that the Company will exit Chapter 11 or be able to convert the DIP to Exit Facility to an exit facility or be able to obtain alternative exit financing. See “–Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.”

Effect of New Accounting Pronouncements

     The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 141 will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

     The FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” in July 2001. SFAS No. 143 requires entities to record obligations associated with the retirement of a tangible long-lived asset as a liability upon incurring those obligations with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the entity amortizes the liability to its present value each period and the entity depreciates the capitalized cost over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 will be effective for financial statements for fiscal years beginning after June 15, 2002 and earlier application is encouraged. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which provides clarifications of certain implementation issues within SFAS No. 121 along with additional guidance on the accounting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and applies to all long-lived assets (including discontinued operations) and consequently amended APB 30, “Reporting the Effects of Disposal of a Segment of a Business.” SFAS No. 144 develops one accounting model (based on the model in SFAS No. 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and early application is encouraged. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     The Company’s operations are subject to market risks primarily from changes in interest rates. The Company has immaterial exposure to exchange rate risk. The Company manages its interest rate risk by entering into interest rate swap agreements and balancing its debt portfolio with both fixed and floating rate borrowings. As of September 30, 2001, the Company was party to interest rate swaps covering a portion of its short-term borrowings and term loan, which vary seasonally. These swaps, which vary in notional amount from $110 million to $155 million and expire January 2, 2002, exchange floating interest rate exposure for fixed interest rate exposure. The Company will pay a weighted average fixed rate of 6.97%, rather than the one-month LIBOR, which was 2.66% as of September 30, 2001. The fair values of interest rate swap agreements is estimated based on quotes from dealers of these instruments and represents the estimated amounts the Company could expect to pay or receive to terminate the agreements. The fair value of the Company’s interest rate swap agreements was ($1.9) million as of September 30, 2001.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

     On March 15, 1999, five of the Company’s vendors filed an involuntary petition for reorganization under Chapter 11 in the Bankruptcy Court seeking court supervision of the Company’s restructuring efforts. On March 27, 1999, the Company and 31 of its subsidiaries (the “ Debtors”) filed voluntary petitions with the Bankruptcy Court for reorganization under Chapter 11 of the Bankruptcy Code. The Debtors are currently operating their businesses as debtors-in-possession. The Chapter 11 Cases have been consolidated for the purpose of joint administration under Case No. 399-02649.

     On January 28, 1997, the Company and Service Credit Corp. (“Subsidiary”), a wholly owned subsidiary, entered into an agreement with World Financial Network National Bank (“WFNNB”) for the purpose of providing a private label credit card to the Company’s customers. The contract required the Subsidiary to maintain a 3.0% credit risk reserve for the outstanding balances, which were owned by WFNNB. The purpose of this reserve was to offset future potential negative spreads and portfolio losses. The negative spreads or losses could have resulted from potential increased reimbursable contractual program costs. The 3.0% credit risk reserve was held by the Subsidiary, which is not in Chapter 11, in the form of cash and cash equivalents. On April 28, 1999, WFNNB advised the Company that WFNNB had projected that such portfolio losses and negative spreads would be at least approximately $9.0 million. Pending confirmation of the accuracy of WFNNB’s projection and a resolution of the Company’s rights and remedies, the Company made provision for such potential liability during fiscal 1999 by maintaining an allowance on the 3.0% credit risk reserve of approximately $9.0 million.

     On July 16, 1999, the Company filed a complaint against WFNNB in the Bankruptcy Court alleging, among other things, breach of contract and violation of the automatic stay provisions of the Bankruptcy Code by WFNNB with respect to and in connection with the January 1997 private label credit card program agreement between the Company, the Subsidiary and WFNNB (the “World Financial Agreement”). Under the World Financial Agreement, a program was established pursuant to which, among other things, WFNNB agreed to issue credit cards to qualifying Company customers for the purchase of goods and services from the Company. On September 25, 2001, the Bankruptcy Court approved a settlement among the Company, WFNNB and certain of their respective affiliates whereby all litigation among the parties was dismissed, WFNNB’s claim against the Company was withdrawn, and the credit risk reserve was released to the Subsidiary and the Company.

     At this time, it is not possible to predict the outcome of the Chapter 11 Cases or their effect on the Company’s business. Additional information regarding the Chapter 11 Cases is set forth elsewhere in this quarterly report on Form 10-Q and in Item 1. “Business — Proceedings Under Chapter 11 of the Bankruptcy Code”, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Note B of Notes to Consolidated Financial Statements, and the Report of Independent Auditors included in the Company’s Annual Report on Form 10-K filed on March 16, 2001, which includes an explanatory paragraph concerning a substantial doubt as to the Company’s ability to continue as a going concern. If it is determined that the liabilities subject to compromise in the Chapter 11 Cases exceed the fair value of the assets available to satisfy them, unsecured claims may be satisfied at less than 100% of their face value and the equity interests of the Company’s shareholders may have no value.

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

Item 3. Exhibits and Reports on Form 8-K.

     (b)  Reports on Form 8-K.

     During the three periods ended September 30, 2001, the Company filed the following reports on Form 8-K: (i) dated July 26, 2001, announcing the filing with the Bankruptcy Court of the Company’s monthly operating report for the period commencing May 28, 2001 and ending July 1, 2001; and (ii) dated August 29, 2001, announcing the filing with the Bankruptcy Court of the Company’s monthly operating report for the period commencing July 2, 2001 and ending July 29, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ S. Cusano S. Cusano Chairman, President and Chief Executive Officer (Principal Executive Officer) November 19, 2001

/s/ Michael E. Hogrefe Michael E. Hogrefe Senior Vice President and Chief Financial Officer (Principal Financial Officer) November 19, 2001

/s/ Kenneth A. Conway Kenneth A. Conway Vice President Controller and Chief Accounting Officer (Principal Accounting Officer) November 19, 2001